Form 10-K
period 2024-07-31
Oil-Dri Corp of America
filed 2024-10-10
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2024
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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Oil-Dri’s Common Stock owned by non-affiliates as of January 31, 2024 was $315,925,055.

As of September 30, 2024, 5,134,582 shares of the registrant's Common Stock and 2,155,407 shares of the registrant's Class B Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission (“SEC”) not later than November 28, 2024 (120 days after the fiscal year to which this report relates), are incorporated into Part III of this Annual Report on Form 10-K where indicated.

14	Principal Accountant Fees and Services	77
CONTENTS (CONTINUED)

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those statements elsewhere in this report and other documents we file with the SEC, contain forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Forward-looking statements can be identified by words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” "potential," “foresee,” “predict,” “possible,” “commit,” “design,” “strive,” and variations of such works and similar references to future periods.

    Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described in Item 1A “Risk Factors” below and from time to time in our other documents we file with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected or planned. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

    Agsorb, Ambio, Amlan, Calibrin, Cat’s Pride, Flo-Fre, Jonny Cat, KatKit, Litter Pearls, MD-09, Metal-X, Metal-Z, NeoPrime, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Saular, Select, Sorbiam, Ultra, Ultra-Clear, Varium and Verge, as well as other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of Oil-Dri Corporation of America or of its subsidiaries. Fresh Step is a registered trademark of The Clorox Pet Products Company.

PART I
ITEM 1 – BUSINESS

OVERVIEW OF BUSINESS

Except as otherwise indicated herein or as the context otherwise requires, references to “Oil-Dri,” the “Company,” “we,” “us” or “our” refer to Oil-Dri Corporation of America and its subsidiaries.

Oil-Dri is a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from hydrated aluminosilicate minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale, which we refer to collectively as our “clay,” our “minerals,” or “Fuller's Earth.” We surface mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California. We produce both absorbent and adsorbent products from our clay. Absorbents, like sponges, draw liquids up into their many pores. Examples of our absorbent clay products are Cat’s Pride and Jonny Cat branded premium cat litter, as well as other private label cat litters. Additional examples are our Oil-Dri branded floor absorbents, Amlan branded animal health and nutrition solutions for livestock, and Agsorb and Verge agricultural chemical carriers. Adsorbent products attract impurities in liquids, such as metals and surfactants, and form low-level chemical bonds. Examples of our adsorbent products include Ultra-Clear, Pure-Flo, Supreme, Perform, Select, Metal-X and Metal-Z which act as purification mediums for edible and non-edible oils. We also sell nonclay-based products, such as our Oil-Dri synthetic sorbents used for automotive, industrial and marine cleanup, silica gel-based crystal cat litter, and plastic cat litter box liners. Our principal products are described in more detail below.

    Oil-Dri Corporation of America was incorporated in Delaware in 1969 as the successor to an Illinois corporation incorporated in 1946 (which was the successor to a partnership that commenced business in 1941). For additional information on recent business developments including the acquisition of Ultra Pet Company Inc., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, incorporated herein by reference.

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

Branded products. Our scoopable and non-clumping litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride litters created the lightweight segment of the scoopable litter market. In fiscal year 2023, we launched Cat’s Pride Antibacterial Clumping Litter which is the first and only Environmental Protection Agency (“EPA”) approved antibacterial cat litter in the United States. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit brand. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser, farm & fleet, and pet outlets, as well as through online retailers.

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

Crystal litter products. Additionally, effective May 1, 2024, as a result of the acquisition of Ultra Pet Company Inc. ("Ultra Pet") we began selling crystal cat litter made of synthetic silica-gel granules. Similar to Oil-Dri’s clay-based lightweight litter, Ultra Pet’s crystal litter products are lightweight with superior odor control. Crystals are 99.9% dust free and absorb up to 90% of their weight in liquid. The product portfolio includes brands such as Ultra, Litter Pearls, and Cat's Pride, as well as many private label offerings. These products are sold to consumers both domestically and internationally through e-commerce and brick and mortar retail stores.

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

BUSINESS SEGMENTS

We have two reportable operating segments for financial reporting derived from the different characteristics of our two major customer groups: the Retail and Wholesale Products Group and the Business to Business Products Group. The Retail and Wholesale Products Group customers include mass merchandisers, the farm & fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, online retailers, co-packaged products customers, distributors of industrial cleanup and automotive products, environmental service companies and users of sports field products and sports turf materials. The Business to Business Products Group customers include processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products. Certain financial information on both segments is contained in Note 3 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

FOREIGN OPERATIONS

Our foreign operations located in Canada and the Netherlands are included in the Retail and Wholesale Products Group, while operations in the United Kingdom, China, Switzerland, Mexico and Indonesia are included in the Business to Business Products Group.

Our wholly-owned subsidiary, Oil-Dri Canada ULC, located in Canada, is a manufacturer, distributor and marketer of branded and private label cat litter in the Canadian marketplace. Among its leading brands are Saular, Cat’s Pride and Jonny Cat. Our Canadian business also manufactures or purchases and sells industrial granule floor absorbents, synthetic polypropylene sorbent materials and agricultural chemical carriers.

Our wholly-owned subsidiary, MBA Pet BV, located in the Netherlands, which was acquired on May 1, 2024 as part of the acquisition of Ultra Pet, is a distributor of silica gel-based cat litter to the Europe region.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, located in the United Kingdom, is a manufacturer, distributor and marketer of bleaching earth, industrial floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials and plastic containment products.

Our wholly-owned subsidiary, Amlan Trading (Shenzhen) Company, Ltd., located in China, is dedicated to animal health and provides natural disease management solutions for livestock. This subsidiary sells animal health and nutrition products under our Amlan brand name and under private label arrangements.

Our wholly-owned subsidiary, PT Amlan Perdagangan Internasional, located in Indonesia, also distributes our animal health and nutrition products.

Our wholly-owned subsidiary, Oil-Dri SARL, located in Switzerland, performs various management, customer service and administrative functions for some of the international customers of our domestic operations.

Our wholly-owned subsidiary, Agromex Importaciones, S.A de C.V, located in Mexico, sells our international animal health and nutrition products.

Our foreign operations are subject to the normal risks of doing business in non-U.S. countries, such as currency fluctuations, restrictions on the transfer of funds and import/export duties; however, historically our operating results have not been materially impacted by these factors. Incorporated herein by reference are Item 1A "Risk Factors," which describes other risks that could impact our foreign operations, and Note 3 of the Notes to the Consolidated Financial Statements, which contains certain financial information about our foreign operations.

CUSTOMERS

Sales to Walmart Inc. (“Walmart”) and its affiliates accounted for approximately 20% and 19% of our total net sales for fiscal years 2024 and 2023, respectively. Sales to Walmart are comprised of a variety of products including but not limited to, multiple scoopable and coarse cat litter items and accessories. Walmart is a customer in our Retail and Wholesale Products Group with whom we have a long term relationship. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

We have six principal competitors in our Retail and Wholesale Products Group, one of which is also our customer. Two of the principal competitors relate to our Industrial and Sports products while the other four relate to our cat litter products. The overall cat litter market has grown in recent years, with market share of scoopable cat litter, coarse non-clumping, and crystal litter increasing in fiscal year 2024. The overwhelming majority of all cat litter is mineral based, including both scoopable and coarse non-clumping litter. Through our acquisition of Ultra Pet, we have expanded our footprint into the silica gel-based cat litter market, which is a growing cat litter market. Cat litters based on other alternatives, such as paper and various agricultural waste products, have niche positions. Scoopable products have a majority of the cat litter market share followed by coarse non-clumping litters.

There is significant competition to attract cat litter consumers across multi-outlet channels, including grocery, mass-merchandiser, dollar, pet and drug stores, as well as through online retailers. Competition for the scoopable litter market continues to be impacted by new product offerings and increased advertising and promotions by our competitors and by us. We provide our customers with product innovation, a nation-wide distribution network and strong customer service. Our exceptional sales and research and development teams, as well as our being vertically integrated, gives us a further advantage over smaller and regional manufacturers. With the acquisition of Ultra Pet and our subsequent entrance into the crystal cat litter market we continue to expand our customer offerings.

We currently have nine principal competitors in our Business to Business Products Group compared to six reported in fiscal year 2023. This increase was due to a re-assessment of principal competitors, reflecting the growing areas of our business. None of these competitors were new to the market. Our bleaching clay and fluid purification products are sold in a highly cost competitive global marketplace. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

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

BACKLOG AND SEASONALITY

As of July 31, 2024 and 2023, the value of our backlog of orders were approximately $1.8 million and $3.6 million respectively. Certain customers place orders for a full year of orders with future requested ship dates. Accordingly, we define backlog as purchase orders that we have received from customers and that we have accepted, but that have not shipped by the customers’ requested ship dates. This value was determined by the number of tons on backlog order and the net selling prices. We have continued to monitor and maintain backlog at low and healthy levels reflecting mostly customer pick up delays and typical rollover orders.

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

RESOURCES

Patents

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. U.S. patents are currently granted for a term of 20 years from the date the patent application is filed and durations of patents issued outside of the United States vary from country to country. Our patents, particularly our U.S. patents, are highly important to our business and we assert our patent rights and vigorously protect our patents from apparent infringement where appropriate, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A "Risk Factors."

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California and we also have reserves in Nevada and Tennessee. We estimate that our proven mineral reserves as of July 31, 2024 were approximately 91.8 million tons in aggregate and our probable mineral reserves were approximately 132.5 million tons in aggregate, for a total of 224.3 million tons of mineral reserves. Based on our rate of consumption during fiscal year 2024, and without regard to any of our reserves in Nevada or Tennessee, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2024, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

Mining Operations

We have continuously conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, using large earth moving scrapers, bulldozers, or excavators and off-road trucks to strip off overburden (non-usable material atop desired clay). The desired clay is then loaded into dump trucks and transported to the processing facilities. The stripping, mining and hauling of our clay is performed in-house as well as by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately eleven miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private and public roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay of approximately one week of production requirements. All key permits have either been obtained by us, or approval is expected to be received in the normal course of business. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land and other plant and equipment for each of our manufacturing facilities as of July 31, 2024 (in thousands). Of the mining assets, $0.9 million relates to mineral rights. Mineral rights as of July 31, 2024 were $0.4 million and $0.5 million for our properties in Illinois and California, respectively.

	Land	Mining Assets, Net	Plant and Equipment, Net
Ochlocknee, Georgia	$8,183	$4,240	$46,709
Ripley, Mississippi	$1,855	$899	$19,987
Mounds, Illinois	$321	$1,021	$15,130
Blue Mountain, Mississippi	$875	$63	$11,540
Taft, California	$384	$894	$13,901

Energy

We primarily use natural gas in the processing kilns to dry our clay products. We monitor gas market trends and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal years 2024 and 2023, we purchased several forward fuel contracts in Georgia and California which will cover a portion of our needs through fiscal year 2026.

HUMAN CAPITAL MANAGEMENT

Overview

As part of our efforts to drive continued growth and increased profitability, we are keenly focused on building an organization that attracts and retains top talent and develops the skills necessary to drive differentiation for our business. As of July 31, 2024, we had approximately 949 employees globally, who we refer to as our teammates, of which 892 are based in the U.S and 57 are located internationally. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed but there is no guarantee that this will always be possible. Approximately 58 of our teammates in the U.S. and approximately 15 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations to be satisfactory.

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

Oil-Dri's culture and the objectives that we focus on in managing our business are based on our “WE CARE” values. “WE CARE” is an acronym for remembering our core values, which is the moral standard that we endeavor to apply to our teammates, customers, vendors, and other stakeholders. We continuously work to reinforce these values through leading by example, training, and rewarding positive behaviors. We use “WE CARE” values as a moral compass to constantly strive for continuous improvement. These values are embedded into everything we do and are reflected in our Code of Ethics and Business Conduct, formal policies and procedures, continuous training including training on workplace harassment, and a strong governance structure. Our "WE CARE" values are also the basis of our formal teammate recognition process.

What is WE CARE?

WE CARE represents the morals and values that we hold our teammates accountable to.

WE CARE is so important to our culture that each teammate can recite what it stands for. These values are very much alive within our company.

C is such an Important letter we couldnt just choose one word.

C x C x C stands for Comunication, Customer Focus, and Continuous Improvement.

WORK/LIFE BALANCE

ETHICS

C x C x C

ACCOUNTABILITY

RESPECT

EXCELLENCE

OIL-DRI

Our Code of Ethics and Business Conduct details how we act in accordance with these fundamental standards. The first “E” in "WE CARE" represents Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and areas of emphasis by our Board of Directors and management team. Our CEO is asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern and Marquette University. Our CEO’s continued messaging to all Oil-Dri teammates about the importance of our ethical culture helps maintain a strong tone at the top for our entire organization.

We have codified our compliance and ethics requirements through our Code of Ethics and Business Conduct, the Human Rights Policy, Supplier Code of Conduct and Whistleblower Response Policy.

Under the direction of the Compliance Director, the Company’s compliance program ensures adherence to the highest ethical standards and regulatory requirements, including but not limited to the Foreign Corrupt Practices Act (FCPA), the Company’s Code of Ethics and Business Conduct, Whistleblower Protection, and other applicable public company standards. As part of the focus on addressing potential risks and ensuring a global understanding of the various applicable policies and requirements, we have also translated our Code of Ethics and Business Conduct and our Supplier Code of Conduct into French, Mandarin and Spanish. Our Board of Directors also annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Compliance Director also conducts a thorough Third-Party Due Diligence process for new third-parties that includes the use of compliance software. In addition, our distributor and agent agreements include a mandatory anti-corruption regulatory compliance section.

Oil-Dri has strong policies and procedures in place for anti-corruption and conflicts of interest. This includes training and attestation requirements where appropriate. Oil-Dri is committed to whistleblower protection and uses a third-party anonymous hotline available on our website, where teammates or third parties across the globe can reach out via phone or internet with any concerns they may have and be ensured of anonymity in reporting if they so desire. The Company has documented and implemented procedures to ensure the protection of whistleblowers' employment status as well as protection from harassment in the workplace. Our anti-corruption training emphasizes the necessity of whistleblower procedures, protection, and zero tolerance for retaliation. This training is given within the first few months of hire to new teammates with sales and/or leadership roles that interact with customers and/or teammates outside the U.S. Additionally, anti-corruption training is repeated annually at our Global Sales Meeting for all attending teammates; including sales teams across the globe as well as all Oil-Dri leadership personnel and other teammates in roles that support sales.

As individual hotline cases are investigated, the Company's Compliance Director works with Human Resources and any other teammates involved in the investigation to ensure confidentiality is maintained and whistleblowers are protected; our compliance training emphasizes that this is not only required by law, but clearly fits with our "WE CARE" values. All cases are investigated to conclusion, with follow up provided, where possible, on an anonymous basis back to the whistleblower through the anonymous third-party hotline.

Diversity, Equity and Inclusion

"WE CARE" for all.

Our strength as a company comes from leveraging the uniqueness of all teammates and those in our communities. We strive to promote a diverse and inclusive workforce for all.

We are committed to fostering a safe, collaborative, supporting and respectful environment that values diverse perspectives, mitigates unconscious bias and enables a culture where teammates can bring their authentic self to work. We believe that Oil-Dri’s success is enhanced by endeavoring to attract and retain a workforce that reflects the diversity of the communities and countries in which we live and work. We embrace all people, regardless of race, sex, gender identity, age, religion, nationality, physical ability or sexual orientation. We are committed to cultivating and preserving a culture of inclusion. That is why we created a Diversity, Equity and Inclusion ("DEI") team to help us live up to our "WE CARE" core values. This team represents a diverse group of colleagues across locations, functions and communities who are the Company’s champions for our diversity, equity, and inclusion initiatives. The DEI team strives to bring awareness and understanding of human diversity as a corporate imperative by engaging teammates in pertinent conversation, training, and education through a variety of ongoing initiatives.

Compensation

We believe our success largely depends upon our continued ability to attract and retain highly skilled teammates. We have demonstrated a history of investing in our teammates by providing market competitive salaries and bonuses at all levels of the Company that are consistent with similar roles, skill levels, experience, knowledge and geographic locations where we operate. Our executive compensation programs include a deferred compensation plan and executive deferred bonuses, as well as opportunities for equity ownership through our restricted stock program under our long-term incentive plan. We believe this aligns the interests of our executives with those of our shareholders. We also provide access to training and development and an attractive employment package that promotes well-being, including health care, retirement plans, and paid time off. In the U.S., we support our teammates’ desire to save for retirement by providing a 401(k) savings plan in which we contribute 100% of every employee dollar contributed, up to six percent (6%) of earnings and for which employees are fully vested after two (2) years of employment. Outside of the U.S., employees are eligible for a variety of supplemental benefits based on local market practices. The competitive compensation and benefit package have been key to the strong retention of our employees.

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

Workplace Flexibility

During fiscal year 2024, Oil-Dri continued a hybrid work environment for non-manufacturing teammates with the option for some positions to be 100% remote. Oil-Dri offers a wide range of employment opportunities including full and part-time positions which support our Work/Life Balance values. By providing these flexible work options, among other initiatives, we are able to attract and retain diverse talent throughout the Company.

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

In addition to the environmental, health and safety requirements related to our mining and manufacturing operations and facilities, there has been increased federal, state and international regulation with respect to the content, labeling, use, packaging, registration, trade compliance, advertising, and disposal of products that we sell. For example, in the United States, some of our operations, products, product claims, labeling and advertising are regulated by the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission ("CPSC"), OSHA, MSHA, EPA and the Federal Trade Commission

("FTC"). Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain. We endeavor to be in compliance at all times and in all material respects with those regulations and to assist our customers in that compliance.

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

Risks Related to Our Business

Our future growth and financial performance are meaningfully impacted by successful new product introductions.

A significant portion of our net sales comes from the sale of products in mature categories, some of which have, at times, experienced little or no volume growth or have had volume declines in recent fiscal years. A significant part of our future growth and financial performance will require that we successfully introduce new products or extend existing product offerings to meet emerging customer needs, technological trends and product market opportunities. We cannot be certain that we will achieve these goals. The development and introduction of new products generally require substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance. New product development itself is inherently risky, as research failures, competitive barriers arising out of the contractual and intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles as well as other factors and events beyond our control may occur even after substantial effort and expense on our part. We may, at times, experience limitations on our ability to conduct plant tests with customers, which may impact our sales. Further, new product lines acquired as a result of business combinations may not produce the boost in profitability we initially expected. Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain if the new product “cannibalizes” sales of our existing products beyond expected levels. See “Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products” for a discussion of additional risks associated with new product development and launches.

We face intense competition in our markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, advertising and trade spending, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources and market presence with established brands. We also face competition for some of our products from alternative products that we offer. The competition in the future may, in some cases, lead to price reductions, increased promotional spending, or loss of market share or product distribution, any of which could materially and adversely affect our operating results and financial condition.

Our periodic results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Our expense levels are based, in part, on our expectations regarding future net sales, and many of our expenses are fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of net sales in relation to our expectations could negatively affect our quarterly operating results. Our operating results may be below the expectations of our investors as a result of a variety of factors, many of which are outside our control. The Company has experienced growth in recent periods, which may not be sustainable or indicative of future growth. Factors that may affect our quarterly operating results include but are not limited to:

• fluctuating demand for our products and services;
• size and timing of sales of our products and services;
• the mix of products with varying profitability sold in a given quarter;
• our ability to anticipate and adapt to rapidly changing conditions;
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

As part of our business strategy we have recently completed the Ultra Pet acquisition and intend, from time to time, to strategically explore potential additional opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including but not limited to:

• uncertainties in assessing the value, strengths, and potential profitability of acquisition candidates, and in identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental, legacy product or mining safety liabilities) of those candidates;
• the potential loss of key customers, suppliers, management and employees of an acquired business;
• the ability to achieve identified operating and financial synergies anticipated to result from an acquisition;
•the diversion of management's attention from other business concerns;
•the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•unforeseen difficulties encountered in operating in new geographic areas or other new markets;
• problems that could arise from the integration of the acquired business, its management or other unanticipated problems or liabilities;
• unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition; and
•significant cash outflows or additional indebtedness required to complete acquisitions, which could raise liquidity concerns.

Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to use a significant portion of our available cash, incur indebtedness, seek equity capital or a combination of these options and there can be no assurances that we can obtain indebtedness or equity capital on terms acceptable to the Company. Using available cash and incurring indebtedness would result in a corresponding decrease in our liquidity. Increased borrowings would correspondingly increase the Company's financial leverage and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company's flexibility to respond to changes in its industry or in general economic conditions. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

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

If our energy, commodity, transportation, labor and/or other costs increase disproportionately to our net sales, our earnings could be significantly reduced. Increases in our operating costs may reduce our profitability if we are unable to pass them on to our customers through price increases or surcharges. Sustained price increases, surcharges or price inflation (or inflation pressure generally), in turn, may lead to declines in volume, and while we seek to project tradeoffs between price increases, surcharges and inflation, on the one hand, and volume, on the other, there can be no assurance that our projections will prove to be accurate.

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. Such volatility could be intensified by geopolitical tensions, including war and terrorism, as well as other disruptions and market reactions to such events. In fiscal year 2024 and 2023 we purchased several forward fuel contracts to cover a portion of our fuel needs in Georgia and California and from time to time, we may use additional forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and the weather patterns throughout the United States and the world.

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

To the extent that we experience increased costs in any of these areas, we may increase our prices, pass the increases along to customers, or otherwise take actions to offset the impact. However, competitive pressures and other factors may limit our ability to quickly raise prices in response to increased costs. Accordingly, we may not be able to timely offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of these increases, which could adversely impact our results.

Our business could be negatively affected by supply, capacity, labor, information technology, logistics and other disruptions or the costs incurred to avoid these disruptions.

Supply, capacity, information technology and logistics disruptions (which may be caused by a variety of factors, including public health crises such as outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters, other force majeure events, abrupt political change or other political, civil or social unrest or instability, mass or other physical violence (or threats thereof), including terrorist activity and armed conflict, or other similar events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. Some of our products require raw materials and/or packaging that are provided by a limited number of suppliers and/or service providers, are demanded by other industries or are simply not available at times. The loss of any of these suppliers and/or service providers, or problems or delays experienced by these suppliers and/or service providers as a result of labor shortages or other events could lead to shortages in our production capacity, which could impact our ability to meet customer demand. In addition, as we grow or experience increased customer demand, our existing suppliers and/or service providers may not be able to meet our increasing demand, and we may need to find additional suppliers and/or service providers. We may not be able to secure suppliers and/or service providers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers and/or service providers. Additionally, such disruptions have resulted in challenges in addressing our backlogs and further backlog could develop in the event of continued disruptions. Disruptions arising from the foregoing or other events could adversely impact our results.

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

Most of our principal raw materials are sorbent minerals mined by us or independent contractors on land that we own or lease. While our mining operations are conducted in surface mines, which do not present many of the risks associated with deep underground mining, our mining operations are nevertheless subject to many conditions beyond our control. Our mining operations are affected by weather events and natural disasters, power outages, equipment failures and other unexpected maintenance problems, variations in the amount of rock and soil overlying our reserves, variations in geological conditions, fires and other accidents, fluctuations in the price or availability of supplies, landowner disputes, permit requirements and other matters. Any of these risks could result in significant damage to our mining properties or processing facilities, personal injury to our employees, environmental damage, delays in mining or processing, losses or possible legal liability. We cannot predict whether or the extent to which we will suffer the impact of these and other conditions in the future.

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

We have an ongoing program of exploration for additional reserves on existing properties as well as through the potential acquisition of new owned or leased properties; however, there can be no assurance that our attempts to acquire additional reserves in the future will be successful. Our ability to acquire additional reserves in the future could be limited by competition by others to be used either for mining or other uses, the lack of suitable properties that can be acquired on terms acceptable to us or restrictions under our existing or future debt facilities. We may not be able to negotiate new leases or obtain mining contracts for properties containing additional reserves or renew our leasehold interests in properties on which operations are not commenced during the term of the lease. Also, requirements for environmental or other regulatory compliance may restrict exploration or use of lands that might otherwise be utilized as a source of reserves.

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

The loss of any key member of our senior management team and other key personnel may impede the implementation of our business plans in a timely manner.

The execution of our business plans depends in part upon the continued service of our senior management team and other key personnel, who possess unique and extensive industry knowledge and experience. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss or other unavailability of one or more of the key members of our senior management team or other key personnel could adversely impact our ability to manage our operations effectively, pursue our business strategy and/or lead to higher labor costs or the use of less-qualified personnel. Our operations also rely on skilled laborers using modern techniques and equipment to mine efficiently. We may be unable to train or attract the necessary number of skilled laborers to maintain our operating costs. No Company-owned life insurance coverage has been obtained on current team members.

Risks Related to Regulatory Compliance

Environmental, health and safety matters create potential compliance and other liability risks.

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. For example, our mining operations are subject to extensive governmental regulation on matters such as permitting and licensing requirements, workplace safety, plant and wildlife protection, wetlands and other environmental protection, reclamation and restoration of mining properties after mining is completed, the discharge, storage and disposal of materials in the environment, and the effects that mining has on air or groundwater quality and water availability. These laws and regulations have had, and will continue to have, a significant effect on our business. We believe we have obtained all material permits and licenses required to conduct our present operations. However, we will need additional permits and renewals of permits in the future.

The expense, liabilities and requirements associated with environmental, health and safety laws and regulations are costly and time-consuming and may delay commencement or continuation of exploration, mining or manufacturing operations. We have incurred, and will continue to incur, significant capital and operating expenditures and other costs, along with management focus and efforts, in complying with environmental, health and safety laws and regulations. Environmental requirements and the interpretation and enforcement of these requirements, change frequently and, in recent years, there has been an increase in regulation and enforcement of environmental, health and safety matters, a trend that we expect will continue. Substantial penalties and other costs may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and administrative, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup and site restoration costs, site modification (such as the modification to address capacity issues at our sole landfill located in Ochlocknee, Georgia), and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting our operations or otherwise requiring a change to our operations. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site and the amount of that liability could be material. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our existing reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Furthermore, our reputation could be adversely impacted by the failure (or perceived failure) to maintain high environmental, health and safety practices for operations or negative perceptions of these practices in our industry or for our operations or products. There can be no assurance that future events, including changes in any environmental requirements and the costs associated with complying with such requirements, will not have a material adverse effect on us.

Government regulation imposes significant costs on us, and future regulatory changes (or related customer responses to regulatory changes) could increase those costs or limit our ability to produce and sell our products.

In addition to the regulatory matters described above, our operations are subject to various federal, state, local and foreign laws and regulations relating to the mining, manufacture, packaging, labeling, content, storage, distribution and advertising of our products and the conduct of our business operations. For example, in the United States, some of our products, product claims, labeling and advertising are regulated by the FDA, CPSC, OSHA, MSHA, EPA and FTC. Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain.

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

We are also experiencing increasing customer scrutiny of the content and manufacturing of our products, particularly our products entering or affecting the food chain, in parallel with the increasing government regulation discussed above. Our customers may impose product specifications, certifications or other requirements that are different from, and more onerous than, applicable laws and regulations. As a result, the failure of our products to meet these additional requirements may result in the loss of customers and decreased sales of our products even in the absence of any actual failure to comply with applicable laws and regulations. There can be no assurance that future customer requirements concerning the content or manufacturing of our products will not have a material adverse effect on our business.

We face risks to our domestic and international sales and business operations due to political, regulatory, economic and other conditions.

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. The international nature of our operations subjects the Company to numerous risks, including political, civil and/or instability (including acts of terrorism, civil or social unrest, labor unrest, violence in connection with political or social events, and outbreaks of war and pandemics or other disease outbreaks). Specifically, our reliance on certain suppliers based in China has resulted in additional risks concerning the country's current trade relations with the U.S. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in U.S. politics and government have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For instance domestic sales may be impacted by changes in government issued incentives, such as tax rebates and credits, for renewable diesel producers. In addition to considerations around U.S. politics and government, geopolitical concerns may also impact our business; for instance, international conflicts could increase the cost of raw and packaging materials and commodities (including the prices of oil and natural gas), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of such conflicts. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective tax rate. In particular, the U.S. as well as jurisdictions around the world are considering or have enacted changes in relevant tax regulations and interpretations. Changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In the U.S., various proposals, if enacted, could raise the U.S. corporate tax rate and increase the tax on non-U.S. income. Such unfavorable tax legislation could create the potential for added volatility in our quarterly provision for income taxes and could have a significant adverse impact on our future income tax provision and tax rate. Further, a number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions, unanticipated changes in the amount of profit in jurisdictions in which the statutory tax rates may be higher or lower than the U.S. tax rate, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, and changes in available tax credits or our ability to utilize foreign tax credits. The U.S. presidential election in November 2024 adds further uncertainty regarding the potential effects of U.S. corporate tax rates we may be subject to in the future. We could experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.

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

Our Board of Directors has previously authorized a share repurchase program. Under these authorizations, the Company has authority to repurchase both shares of our Common Stock and our Class B Stock. The Company has undertaken repurchases of Common Stock on the open market (including pursuant to a 10b5-1 plan or otherwise) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice (subject to the terms and conditions of the repurchase plan(s) in place at such time). The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and/or volatility. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to ten votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over the Company and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P. and its affiliates (including Daniel S. Jaffee, our President, Chief Executive Officer and Chairman of the Board of Directors) provides them with the ability to control the election of our Board of Directors and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. It is possible that the interests of our principal stockholders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the principal stockholders may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, issue additional stock, or take other actions. Additionally, the holders of our Class B Stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Common Stock or may not be in the best interests of holders of our Common Stock.

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

We have previously relied on these exemptions (although we are not currently relying on the first exemption listed above), and we intend to continue to rely on them in the future, as applicable. As a result, our stockholders do not have the same protections afforded stockholders of NYSE-listed companies that are subject to all of the NYSE corporate governance requirements.

The market price of our Common Stock may be volatile.

The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including, but not limited to, the following:

•actual or anticipated fluctuations in our quarterly operating results or the operating results of our competitors;
•changes in general conditions in the economy, the financial markets, or the industries in which we operate;
•announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers, suppliers or competitors;
•sales of our Common Stock by the Company, our officers or directors or unaffiliated third-party investors;
•introduction of new products or services;
•increases in the price of energy sources and other raw materials;
•departure of key management;
•regulatory or political developments; and
•other developments affecting us, our industries, customers or competitors.

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

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, suppliers and vendors depends on information technology and we rely on access to such information systems for our operations. Additionally, we rely on third-party service vendors to execute certain business processes and maintain certain information technology systems and infrastructure. We cannot guarantee that the security measures in place will prevent disruptions, failures, computer viruses or other malicious codes, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks, phishing, hacking by common hackers, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, and other cyber-attacks or other privacy or security breaches in the information technology, phone systems or other systems (whether due to third-party action, bugs or vulnerabilities, physical break-ins, employee error, malfeasance or otherwise) of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, error or malfeasance of our employees, vendors, or other third parties, or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may be increased as more employees work from home. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers, suppliers or vendors, or others who have entrusted us with information. Our co-packaged litter sales were impacted by a cyberattack on our customer which prevented it from placing and receiving orders during the first quarter of fiscal year 2024. To date, the Company has not experienced any material impacts to our business or operations resulting from that cyberattack or any other information or cybersecurity attacks. Because of the frequently changing attack techniques, including through the use of artificial intelligence, along with the increased volume, persistence and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Because such techniques change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. While the Company has implemented a cybersecurity framework of policies, procedures, and tools, and has documented plans for incident response, disaster recovery, and business continuity to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our brands or reputation, subject the Company to legal claims and proceedings or remedial actions, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness, brands and reputation. There can be no assurance that the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures would be covered by any insurance that we may carry from time to time. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

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

Our enterprise resource planning system (“ERP”) is designed to accurately maintain our books and records and provide information important to the operation of our business. Any potential disruptions with the ERP system could affect our ability to process orders, ship product and send invoices. These difficulties could, in turn, negatively impact our financial results including sales, earnings and cash flow. Further development and maintenance of the ERP system will continue to require investment in human and financial resources, which may cause increased costs and other difficulties. In addition, from time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems.

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

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, trade, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Such claims and litigation are frequently expensive and time consuming (and could divert management’s attention and resources) to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement and could also result in higher insurance costs, the loss of insurance coverage, or the inability to obtain insurance at an acceptable cost. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2024 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot assure that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes- Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could be negatively impacted.

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation or brand could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our mining operations and their impact on the environment; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose increased regulations and require further disclosure. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

A portion of our teammates in the U.S. and Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. See “Item 1 – Business – Human Capital Management – Overview” above. We may experience labor disputes in the future, including protests and strikes, which could disrupt our business operations, increase wage rates and other costs of labor and have an adverse effect on our business and results of operation. We may also be unable to renegotiate collective bargaining agreements at acceptable terms or we may be unable to maintain a satisfactory working relationship with our employees in the future. We may also be adversely affected by strikes and other labor disputes by the employees of our suppliers, customers, and other parties.

We will no longer qualify as a "smaller reporting company" and, commencing with our Quarterly Report on Form 10-Q for the period ending October 31, 2024, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.

We currently qualify as a "smaller reporting company" as defined by the SEC and have been able to take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies. However, management performed the annual public float test as of the last business day of the Company's second fiscal quarter ended January 31, 2024 and determined that the Company no longer qualifies as a smaller reporting company due to its public float exceeding $250 million. The Company will continue to use the scaled disclosures permitted for a smaller reporting company through the filing of this Annual Report on Form 10-K. Beginning with our Quarterly Report on Form 10-Q for the period ending October 31, 2024, the Company will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. The resulting increased disclosure and reporting requirements could have a material adverse effect on our business, financial condition and results of operations if we are unable to comply on a timely basis or if the attention of our management and personnel is diverted from other business concerns.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other risk areas. We have also implemented a specific cybersecurity program which adopts a risk management approach to information security, requiring the identification, assessment, and appropriate mitigation of vulnerabilities and threats that can adversely impact our information assets. Our cybersecurity program includes:

•A risk assessment process designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•An information security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•Cybersecurity awareness training of our employees, incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third-party risk management process for customers, service providers, suppliers, and vendors.

In evaluating the risks identified as a part of the annual assessment process, the Company’s information security team considers the likelihood and severity of the respective risk and the potential impact of the risk on the Company, its customers, and its employees. These risks are then prioritized and monitored by the information security team.

The Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems to assess its cybersecurity readiness and maturity of the cybersecurity program. Tests are conducted by the information security team and reputable third-party consultants and auditors. In developing and evaluating the testing procedures, the Company considers both its individual risks and industry standards.

The cybersecurity program includes an incident response plan with a cross-functional team comprised of designated members of the information technology department, senior management, and other appropriate individuals. The team is responsible for assessing and managing the cybersecurity incident response process, as outlined within the incident response plan, and taking necessary corrective actions to mitigate and eliminate the issue.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents and potential impact to the Company, see the cybersecurity risk factors within “Item 1A. Risk Factors” in this Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from management, including leaders from our information security and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our information security team, such as our Chief Information Officer, Director, Applications Delivery, and our Director of Information Technology. Such individuals have nearly 40, over 30, and over 20 years of experience, respectively, in various roles involving information technology, including infrastructure and operations, security, auditing, compliance, and application development. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

ITEM 2 – PROPERTIES

Our corporate headquarters are located at 410 N. Michigan Avenue, Suite 400, Chicago, Illinois 60611. The lease for this location expires in 2036. In addition to our corporate headquarters, we operate two research and development facilities in Vernon Hills, IL, one of which we own and the other of which we lease with a term expiring in 2026. We operate clay manufacturing and non-clay production facilities on the properties listed in “Mining Properties and Operations” below. We have no mortgages on any of the real property we own. We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. As used in this Form 10-K, the terms “mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with Item 1300 of Regulation S-K.

Mining Properties and Operations

Facility Locations

We operate clay manufacturing and non-clay production facilities on property owned or leased by us as shown on the map and listed in the table below:

Location	Owned/Leased	Function
Blue Mountain, Mississippi	Owned	Manufacturing and packaging
Laval, Quebec, Canada	Owned	Non-clay manufacturing and clay and non-clay packaging, sales
Mounds, Illinois	Owned	Manufacturing and packaging
Ochlocknee, Georgia	Owned	Manufacturing and packaging
Ripley, Mississippi	Owned	Manufacturing and packaging
Taft, California	Owned	Manufacturing and packaging
Wisbech, United Kingdom	Leased*	Non-clay manufacturing and clay and non-clay packaging, sales, customer service
* The Wisbech lease expires in 2032.

Overview of Mining Properties and Operations

CLAY RESOURCES AND RESERVES

Our real property holdings and tons produced for each of the three fiscal years ended July 31, are as follows:

	Real Property Holdings				Tons Produced
Geographic Area	Land Owned	Land Leased	Land Unpatented Claims	Total	2024	2023	2022
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	54	57	61
Georgia	3,851	1,593	—	5,444	425	405	418
Illinois	105	508	—	613	54	54	55
Mississippi	2,219	1,238	—	3,457	260	291	298
Nevada	535	—	—	535	—	—	—
Tennessee	178	—	—	178	—	—	—
	7,683	3,339	1,030	12,052	793	807	832

With the exception of our research and development center in Illinois, all of the properties that we own contain clay mineral reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale which we refer to in the aggregate as “clay,” “minerals,” or “Fuller’s Earth.” We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. We, or our wholly owned subsidiaries, are the sole operators of our mines. We have active properties in all stages of operation (exploration, development and production). Our properties in production, located in Mississippi, Georgia, California and Illinois, collectively produced approximately 793 thousand and 807 thousand tons of finished product in fiscal years 2024, and 2023, respectively. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves in Nevada and Tennessee, we are not actively mining these properties.

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

Summary of Mineral Resources and Mineral Reserves

We operate a number of mines concentrated near our production facilities in California, Georgia, Illinois and Mississippi, although we have proven reserves in other states. Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to our business or financial condition. As a result, we are only required to disclose summary information related to our mineral reserves. Our summary of mineral reserves as of July 31, 2024, have been prepared and certified by a certified professional geologist who qualifies as a "qualified person" as such term is defined in Item 1300 of Regulation S-K. Item 1303 of Regulation S-K requires the disclosure of mineral resources; however, we have no mineral resource estimates as all mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves. Our summary of proven and probable reserves as of July 31, 2024, is as follows:

	Mineral Reserves
	Proven Mineral Reserves	Probable Mineral Reserves	Total
	(thousands of tons)
California	3,255	11,226	14,481
Georgia	25,768	15,900	41,668
Illinois	2,161	1,596	3,757
Mississippi	34,301	97,824	132,125
Nevada	23,316	2,976	26,292
Tennessee	3,000	3,000	6,000
	91,801	132,522	224,323

Based on our rate of consumption during fiscal year 2024, and without regard to any of our reserves in Nevada and Tennessee, where we do not actively mine, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, only a small portion of the reserves, those which were acquired in acquisitions, are reflected at cost on our balance sheet.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot assure that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2024, we utilized these reserves to produce substantially all of the sorbent products that we sold.

Proven reserves means the economically mineable part of a measured resource and can only result from conversion of a measured mineral resource. Further, proven reserves are those reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. We use certified professional geologists and mineral specialists to estimate and evaluate existing and potential reserves in terms of quality, quantity and availability.

Internal Controls

We have internal controls for reviewing and documenting the information supporting the mineral reserve estimates and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves is prepared and certified by a qualified person and is subject to internal review by our management.

Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geological data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortization that are based on life of mine estimates. Our analysis of risks related to our reserves is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other risk areas. Refer to Item 1A “Risk Factors” for further discussion of risks associated with mineral reserves.

MINING AND MANUFACTURING METHODS

Mining and Hauling

We mine clay in open-pit mines in Georgia, Mississippi, Illinois and California. The mining and hauling operations are similar throughout the Oil-Dri locations, with the exception of California. The land to be mined is first stripped. The stripping process involves removing the overburden and preparing the site to allow the excavators to reach the desired clay. When stripping is completed, the excavators dig out and load the clay onto dump trucks. The trucks haul the clay directly to our processing plants where it is dumped in a clay yard and segregated by clay type if necessary. Generally, the mine sites are in close proximity to the processing plants; however, the maximum distance the clay is currently hauled to a plant is approximately eleven miles.

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

ITEM 3 – LEGAL PROCEEDINGS

    From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2024 were 732 and 24, respectively, as reported by our transfer agent. In the last three years, we have not sold any securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Dividends

    Our Board of Directors determines the timing and amount of any dividends. Our Board of Directors may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board of Directors deems relevant. Our Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”) and our Amended Note Agreement with Prudential requires that we maintain a maximum debt to earnings ratio and a minimum fixed charge coverage ratio. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements for further information about our debt agreements.

Issuer Repurchase of Equity Securities

    During the three months ended July 31, 2024, we did not sell any securities which were not registered under the Securities Act. The following chart summarizes our Common Stock purchases during this period.

ISSUER PURCHASES OF EQUITY SECURITIES [1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2024	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
May, 1 2024 to May 31, 2024	—	$—	—	380,753
June 1, 2024 to June 30, 2024	549	$75.99	—	380,204
July 1, 2024 to July 31, 2024	279	$62.29	—	379,925

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board of Directors authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however, there have been no repurchases of Class B Stock for the three months ended July 31, 2024 and the authorized Class B Stock is not included in the table above. 262,092 shares of Class B Stock remain authorized for repurchases as of July 31, 2024. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

3 All shares of Common Stock were surrendered by employees to pay taxes related to restricted stock awards.

4 Our Board of Directors authorized the repurchase of 750,000 shares on March 11, 2019. These authorizations do not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under these authorizations. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management.

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

RESULTS OF OPERATIONS

OVERVIEW
Oil-Dri experienced another record-breaking year with consolidated net sales, gross profit and net income reaching an all-time high. Record revenues were achieved across both operating segments driven primarily by cat litter sales within the Retail and Wholesale Product Group segment and fluid purification product sales in our Business to Business Product Group segment. Within the Retail and Wholesale group growth from our existing products due to higher prices was further supplemented with the acquisition of Ultra Pet in the fourth quarter and the sales of silica-gel crystal cat litter. Within the Business to Business Products Group, revenue growth was driven by higher prices coupled with increased volumes of our fluid purification products. Despite higher per ton cost of goods sold and SG&A expenses our gross margin and consolidated income from operations increased in fiscal year 2024 when compared to fiscal year 2023.

Consolidated net income for fiscal year 2024 was $39.4 million, or $5.43 per diluted common share, a 33% increase compared to $29.6 million, or $4.13 per diluted common share in fiscal year 2023. Driven primarily by the increase in operating income as well as fewer non-recurring transactions when compared to fiscal year 2023, offset by higher tax expense. Fiscal year 2023 was impacted by the $2.5 million reserve for the Georgia landfill modification costs and the $4.7 million charge in connection with the termination of the Company's pension plan. Refer to Notes 9 and 12 of the Consolidated Financial Statements for additional details.

Our Consolidated Balance Sheets as of July 31, 2024, and our Consolidated Statements of Cash Flows for the fiscal year 2024 show an decrease in total cash and cash equivalents from fiscal year-end 2023. The decrease is mainly due to cash used in the acquisition of Ultra Pet, net of cash proceeds for financing the acquisition, and capital expenditures, off-set by improved net income. Refer to the "Liquidity and Capital Resources" section below.

RESULTS OF OPERATIONS
FISCAL YEAR 2024 COMPARED TO FISCAL YEAR 2023

CONSOLIDATED RESULTS

Consolidated net sales in fiscal year 2024 reached an all-time high of $437.6 million, a 6% increase from net sales of $413.0 million in fiscal year 2023. Net sales increased for both our Retail and Wholesale and Business to Business Products Groups, primarily due to higher price increases implemented across both product groups, stronger sales volumes of fluid purification products, and new business from the Ultra Pet acquisition.

Consolidated gross profit in fiscal year 2024 was $125.1 million, an increase of $21.9 million, or 21%, from gross profit of $103.2 million in the prior fiscal year. Our gross margin (defined as gross profit as a percentage of net sales) in fiscal year 2024 increased to 29% from 25% in fiscal year 2023. Our domestic cost of goods sold per ton increased 6%, driven primarily by per ton increases in non-fuel manufacturing and freight, offset by lower per ton natural gas and packaging costs. Non-fuel manufacturing costs per ton increased 8% during fiscal year 2024 compared to fiscal year 2023, mainly due to higher per ton costs of labor and depreciation. Domestic freight costs per ton increased approximately 10% in fiscal year 2024 compared to fiscal year 2023, driven primarily by the impact of a significant customer in our cat litter business that altered shipping terms in January 2023 from collect to delivered as well as the higher per ton freight cost of our crystal cat litter products. Excluding the impact of these two factors, per ton domestic freight costs would have remained flat year over year. Ocean freight costs have also decreased due to both lower rates and export fees. However, our overall freight costs can vary between periods depending on the mix of products sold and the geographic distribution of our customers. Per ton cost of natural gas decreased 28% in fiscal year 2024 compared to fiscal year 2023 due to natural gas prices. Packaging costs per ton decreased by approximately 1% in fiscal year 2024 compared to fiscal year 2023 due to lower commodity costs, particularly as it relates to resin and pallet costs. Many of our contracts for packaging purchases are subject to periodic price adjustments, which trail changes in underlying commodity prices.

Total selling, general and administrative expenses ("SG&A") increased 18% in fiscal year 2024 compared to fiscal year 2023. Unallocated corporate expenses increased by $7.3 million, or 24%, driven by mainly by higher anticipated compensation costs including increased performance-based incentives and acquisition and integration related expenses incurred in the current year. Additional expenses related to the integration of Ultra Pet are expected to be incurred in the first quarter of fiscal year 2025. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses, net were $2.0 million for fiscal year 2024, down $4.4 million compared to $6.4 million in fiscal year 2023. This was mostly driven by higher non-recurring transactions in fiscal year 2023 due to the $4.7 million loss on pension termination and the $2.5 million reserve recorded for anticipated landfill capacity modification costs, offset by higher foreign exchange losses in fiscal year 2024.

Tax expense for fiscal year 2024 was $10.2 million with an effective tax rate of 21% compared to $5.2 million with an effective tax rate of 15% in fiscal year 2023. The increase in tax expense was driven by higher book income. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for fiscal year 2024 were $150.5 million, an increase of $8.1 million, or 6%, from net sales of $142.4 million in fiscal year 2023, driven by sales of our fluid purification products. Net sales of fluids purification products increased approximately $14.8 million or 19% in fiscal year 2024 compared with the prior year. The increase was primarily driven by new customers in the renewable diesel business in North America, as well as continued demand for our products used in the filtration of edible oil and jet-fuel, and to a lesser extent higher prices. Net sales increased in North America, our subsidiary in the UK, the Asia and the Europe, Middle East and Africa ("EMEA") regions, partially offset by a decrease in Latin America. Net sales of our animal health and nutrition products remained flat in fiscal year 2024 compared to the fiscal year 2023. Higher net sales in Latin America and North America were offset by softer sales in Asia and by our subsidiary in Mexico. Latin America sales grew due to stronger demand while North American sales rose due to a combination of higher prices and favorable mix. Net sales of our agricultural and horticultural chemical carrier products decreased approximately $6.7 million, or 17%, for fiscal year 2024 compared to fiscal year 2023 as a result of softer volumes offset partially by higher prices. This decline in volume was primarily due to reduced demand from a key customer that was still working through inventory from last year. See “Foreign Operations” below for a discussion of net sales for our foreign operations that sell our fluid purification and animal health and nutrition products.

SG&A expenses for the Business to Business Products Group increased approximately $0.3 million, or 2%, for fiscal year 2024 compared to the prior fiscal year. The majority of the increase relates to higher compensation related expenses and research and development costs, offset by a reduction in technical service support costs from the research and development center and Microbiology Lab.

The Business to Business Products Group’s operating income for fiscal year 2024 was $45.6 million, an increase of $7.9 million, or 21%, from operating income of $37.7 million for fiscal year 2023. The increase in operating income was mostly driven by higher net sales of our fluid purification products as discussed above.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for fiscal year 2024 were $287.1 million, an increase of $16.5 million, or 6%, from net sales of $270.6 million in fiscal year 2023 driven by increases of both our cat litter and industrial and sport products. Total cat litter net sales increased $15.5 million, or 7%, compared to the prior fiscal year driven mostly by higher prices. Domestic cat litter net sales were $212.8 million, an increase of $16.4 million from fiscal year 2023 due primarily to higher prices and the incremental sales of crystal cat litter in the fourth quarter. This was supplemented by increases in organic volume growth of both our branded lightweight and branded coarse litters offset by softer volumes of our private label clay-based offerings. Net sales of co-packaged products decreased by approximately $0.7 million compared to fiscal year 2023, mainly due to softer volumes which were partially driven by the cyberattack on one of our customers in the first quarter of fiscal year 2024. Net sales of our global industrial and sports products increased by approximately $0.9 million, or 2%, compared to fiscal year 2023, primarily driven by higher prices implemented to continue to rebuild margins. Net sales by our subsidiary in Canada increased period over period, as discussed in "Foreign Operations" below.

    SG&A expenses for the Retail and Wholesale Products Group were $3.5 million, or 21%, higher during fiscal year 2024 compared to fiscal year 2023 due primarily to higher advertising costs, compensation, and the amortization of the customer list acquired through the purchase of Ultra Pet. Advertising spend is expected to be lower in fiscal year 2025 compared to fiscal year 2024.

The Retail and Wholesale Products Group’s segment operating income for fiscal year 2024 was $43.8 million, an increase of $10.0 million or 30%, from operating income of $33.8 million in fiscal year 2023. This was driven primarily by the increase in gross margins due to higher price on existing products and incremental sales of crystal cat litter, partially offset by higher cost of goods sold.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiary in Canada and Netherlands, which is included in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom, China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2024 were $21.0 million, a decrease of $1.1 million, or 5%, from net sales of $22.1 million during fiscal year 2023. The decrease in net sales was driven mainly by our subsidiaries in China, Mexico, and Indonesia, offset by increases in UK and Canada. Net sales of our subsidiary in China decreased $1.0 million, or 38%, during fiscal year 2024 compared to fiscal year 2023 primarily due to the sale of all existing inventory to the new master distributor, which occurred in the first quarter of fiscal year 2024. Beginning January 2023, sales to China went directly through the Company and not through our subsidiary in China. Net sales of our subsidiary in Mexico decreased $0.8 million, or 32% during fiscal year 2024 compared to fiscal year 2023. Net sales of our subsidiary in the United Kingdom in fiscal year 2024 increased by $0.7 million, or 26%, compared to net sales in fiscal year 2023. The increase is driven by an increase in both volume and prices. Total net sales of our subsidiary in Canada during fiscal year 2024 increased by $0.2 million, or 1%, compared to fiscal year 2023, driven by higher prices in our industrial product sales offset by softer cat litter sales. Net sales by our foreign subsidiaries represented 5% of our consolidated net sales in fiscal years 2024 and 2023.

For fiscal year 2024, our foreign subsidiaries reported a pre-tax net income of $0.7 million, compared to $1.0 million in fiscal year 2023. The decrease in 2024 was mainly driven by lower sales in China as we moved to selling to a master distributor directly through the Company and not through our subsidiary, offset by higher income in Canada and the UK as discussed above.

Identifiable assets of our foreign subsidiaries as of July 31, 2024, were $8.7 million compared to $14.6 million as of July 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our principal short and long-term capital requirements include: funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; spending on marketing and advertising costs; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions. During fiscal year 2024, we principally funded these short and long-term capital requirements using cash from current operations and additional debt to fund a portion of the acquisition of Ultra Pet.

Cash and cash equivalents totaled $23.5 million and $31.8 million as of July 31, 2024 and 2023, respectively.

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

The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2024	2023
Net cash provided by operating activities	$60,313	$49,764
Net cash used in investing activities	(76,116)	(24,567)
Net cash provided by (used in) financing activities	8,326	(9,518)
Effect of exchange rate changes on cash and cash equivalents	204	(223)
Net (decrease) increase in cash and cash equivalents	$(7,273)	$15,456

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flow for fiscal year 2024 were as follows:

Excluding the impact of accounts receivable acquired through the purchase of Ultra Pet, accounts receivables, less allowance for credit losses and cash discounts, were $1.5 million lower at fiscal year-end 2024 compared to fiscal year-end 2023. The variation in accounts receivable balances reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Excluding the impact of inventory acquired through the purchase of Ultra Pet, inventories were $4.7 million higher at fiscal year-end 2024 compared to fiscal year-end 2023. The increase is primarily due to rising costs and building inventory levels to meet expected future demand. During fiscal year 2024 we have continued to manage inventory balances primarily focusing on building finished goods inventory offset by decreases in packaging and other through strategic supply chain management. See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our inventory.

Excluding the impact of prepaid assets acquired through the purchase of Ultra Pet, prepaid expenses were $2.4 million higher at fiscal year-end 2024 compared to fiscal year-end 2023 driven primarily by an increase in prepaid tax and insurance expenses.

    Excluding the impact of accounts payable acquired through the purchase of Ultra Pet, accounts payable were $2.8 million lower at fiscal year-end 2024 compared to fiscal year-end 2023. The decrease is due to higher trade payables mainly due to timing. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms.

Excluding the impact of accrued expenses acquired through the purchase of Ultra Pet, accrued expenses were $2.4 million higher at fiscal year-end 2024 compared to fiscal year-end 2023. The increase in accrued expenses during the fiscal year 2024 was driven by higher compensation-related expenses, higher advertising expense accruals, and accrued payables.

Net cash used in investing activities

Cash used in investing activities was $76.1 million in fiscal year 2024. Cash used in investing activities primarily related to the acquisition of Ultra Pet and capital expenditures to expand our plant equipment and improve our facilities in order to support increased demand for our products.

Net cash provided by (used in) financing activities

Cash provided by financing activities was $8.3 million in fiscal year 2024, which was driven by a $10 million advance under the Credit Agreement, and the issuance of $10 million in aggregate principal amount Series D Senior Notes. This increase in cash was offset by payments for dividends, stock repurchases and debt repayments. See Note 4 of the Notes to the Consolidated Financial Statements for further information regarding debt.

Other

Total cash and investment balances held by our foreign subsidiaries as of July 31, 2024 and 2023 were $4.5 and $5.2 million, respectively. See further discussion in the “Foreign Operations” section above.

As of July 31, 2024, we had remaining authority to repurchase 379,925 shares of Common Stock and 262,092 shares of Class B Stock under a repurchase plan approved by our Board of Directors. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board of Directors. In fiscal years 2024 and 2023, we made repurchases of stock as further discussed in Item 5 "Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."

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

We continually evaluate our liquidity position and anticipated cash needs, as well as the financing options available to obtain additional cash reserves. Our ability to fund operations, to make planned capital expenditures, to make scheduled debt payments, and to remain in compliance with all financial covenants under debt agreements, including, but not limited to, the current credit agreement, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. The timing and size of any new business ventures or acquisitions that we complete may also impact our cash requirements. As of July 31, 2024 and 2023, we were in compliance with all debt covenants.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with the generally accepted accounting principles of the United States (“U.S. GAAP”). We review our financial reporting and disclosure practices and accounting policies annually to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that, of our significant accounting policies stated in Note 1 of the Notes to the Consolidated Financial Statements, the policies listed below involve a higher degree of judgment and/or complexity. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include income taxes, promotional programs, pension accounting and allowance for credit losses. Actual results could differ from these estimates.

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

We recorded valuation allowances of $2.5 million and $1.7 million for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards as of July 31, 2024 and 2023, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2024 or 2023. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $2.7 million and $2.3 million for trade promotions as of July 31, 2024 and 2023, respectively.

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

The discount rate is the rate assumed to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the pension benefits when due. The discount rate is subject to change each year. We refer to an applicable index and the expected duration of the benefit payments to select a discount rate at which we believe the benefits could be effectively settled. The discount rate was the single equivalent rate that would yield the same present value as the plan’s expected cash flows discounted with spot rates on a yield curve of investment-grade corporate bonds. The yield curve used in both fiscal years 2024 and 2023 was the FTSE Pension Discount Curve (formerly called the Citi Pension Discount Curve). Our determination of pension expense or income is based on a market-related valuation of plan assets, which is the fair market value. Our expected rate of return on plan assets is determined based on asset allocations and historical experience. The expected long-term rate of inflation and risk premiums for the various asset categories are based on general historical returns and inflation rates. The target allocation of assets is used to develop a composite rate of return assumption. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

As further described in Note 9 of the Notes to the Consolidated Financial Statements, we terminated the pension plan in fiscal year 2023.

Trade Receivables. We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We believe our allowance for credit losses is reasonable; however, the unanticipated default by a customer with a material trade receivable could occur. We also record an estimated allowance for cash discounts offered in our payment terms to some customers. We recorded a total allowance for credit losses and cash discounts of $0.9 million and $1.1 million as of July 31, 2024 and 2023, respectively.

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

     Inventories. We value inventories at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We perform a detailed review of our inventory to determine if a reserve adjustment is necessary, giving consideration to obsolescence, inventory levels, product deterioration and other factors. The review also surveys all of our operating facilities and sales divisions to give consideration to historic and new market trends. The inventory reserve value was $3.8 million as of July 31, 2024 and $3.6 million as of July 31, 2023.

Reclamation. During the normal course of our mining process we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. We have recorded an estimated net reclamation asset of $2.2 million, as of both July 31, 2024 and 2023, and a corresponding estimated reclamation liability of $4.8 million as of July 31, 2024 and $4.5 million as of July 31, 2023. These values represent the discounted present value of the estimated future mining reclamation and landfill closure and monitoring costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

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

Impairment of goodwill, trademarks and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance ASC 350, Intangibles – Goodwill and Other. Our impairment review requires significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the third quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. No such triggering events or impairment of goodwill was identified in fiscal year 2024 however this could change in the future, as outlined under Item 1A "Risk Factors."

Valuation of acquired goodwill and intangible assets. We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The identifiable assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The difference in the fair value of consideration transferred over the fair values of the assets and liabilities is recorded as goodwill. We make significant estimates and assumptions when determining the fair values of assets and liabilities obtained through a business combination, especially regarding intangible assets. We utilize various approaches to establish the fair value of intangible assets acquired. The Company believes its estimates of the fair value of intangible assets to be reasonable. However, actual financial results may differ from the estimates because of the inherent uncertainty involved.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2024	2023
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$23,481	$31,754
Accounts receivable, less allowance of $934 and $1,087 in 2024 and 2023, respectively	62,171	59,287
Inventories, net	54,236	42,612
Prepaid expenses and other assets	7,270	2,854
Total Current Assets	147,158	136,507
Property, Plant and Equipment
Land	13,550	13,619
Buildings and leasehold improvements	41,648	40,940
Machinery and equipment	192,788	184,471
Office furniture and equipment	22,530	18,744
Vehicles	24,617	17,663
Construction in progress	20,974	15,856
Mining assets	9,966	9,286
Capital parts	7,488	5,271
Less accumulated depreciation and amortization	(195,765)	(184,978)
Total Property, Plant and Equipment, Net	137,796	120,872
Other Assets
Goodwill	15,443	3,618
Trademarks, trade names and patents, net of accumulated amortization of $625 and $578 in 2024 and 2023, respectively	6,662	1,399
Customer list, net of accumulated amortization of $8,149 and $7,763 in 2024 and 2023, respectively	20,036	22
Deferred income taxes	1,537	7,201
Operating lease right-of-use assets	18,667	9,386
Other	7,306	7,230
Total Other Assets	69,651	28,856
Total Assets	$354,605	$286,235

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	15,009	17,101
Dividends payable	2,096	1,927
Operating lease liabilities	4,556	1,872
Accrued expenses	44,016	36,868
Total Current Liabilities	66,677	58,768
Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $226 and $173 in 2024 and 2023, respectively	49,774	30,827
Deferred compensation	5,667	4,512
Long-term operating lease liabilities	15,391	8,810
Other	6,508	6,242
Total Noncurrent Liabilities	77,340	50,391
Total Liabilities	144,017	109,159
Commitments and contingencies (See Note 12)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,843,673 shares in 2024 and 8,750,223 shares in 2023	884	875
Class B Stock, convertible, par value $.10 per share, issued 2,518,056 shares in 2024 and 2,397,056 shares in 2023	252	240
Additional paid-in capital	60,877	55,624
Retained earnings	232,247	200,796
Accumulated other comprehensive income	769	748
Less treasury stock, at cost (3,702,185 Common and 362,649 Class B shares in 2024 and 3,658,989 Common and 351,641 Class B shares in 2023)	(84,441)	(81,207)
Total Stockholders’ Equity	210,588	177,076

Total Liabilities and Stockholders’ Equity	$354,605	$286,235

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2024	2023
	(in thousands, except for per share data)

Net Sales	$437,587	$413,021
Cost of Goods Sold	(312,493)	(309,794)
Gross Profit	125,094	103,227
Selling, General and Administrative Expenses	(73,449)	(62,187)
Income from Operations	51,645	41,040
Other (Expense) Income
Interest income	873	465
Interest expense	(1,804)	(1,464)
Loss on pension termination	—	(4,652)
Foreign exchange (loss) gain	(628)	105
Other, net	(435)	(816)
Total Other Expense, Net	(1,994)	(6,362)
Income Before Income Taxes	49,651	34,678
Income Tax Expense	(10,225)	(5,195)
Net Income	$39,426	$29,483
Net Loss Attributable to Noncontrolling Interest	—	(68)
Net Income Attributable to Oil-Dri	$39,426	$29,551

Net Income Per Share
Basic Common Stock	$5.85	$4.45
Basic Class B Stock	$4.40	$3.35
Diluted Common Stock	$5.43	$4.13
Diluted Class B Stock	$4.40	$3.35
Average Shares Outstanding
Basic Common Stock	4,885	4,825
Basic Class B Stock	1,976	1,959
Diluted Common Stock	6,861	6,784
Diluted Class B Stock	1,976	1,959
Dividends Declared Per Share
Common Stock	1.180	1.130
Class B Stock	0.887	0.848

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2024	2023
	(in thousands)

Net Income Attributable to Oil-Dri	$39,426	$29,551

Other Comprehensive Income (Loss):
Pension and postretirement benefits, net of tax	64	3,254
Cumulative translation adjustment	(43)	(323)
Other Comprehensive Income	21	2,931
Comprehensive Income	$39,447	$32,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2022	11,083,824	(3,961,579)	$1,108	$52,467	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net income (loss)	—	—	—	—	29,551	—	—	(68)	29,483
Other comprehensive income	—	—	—	—	—	—	2,931	—	2,931
Dividends declared	—	—	—	—	(7,509)	—	—	—	(7,509)
Purchases of treasury stock	—	(25,055)	—	—	—	(1,078)	—	—	(1,078)
Net issuance of stock under long-term incentive plans	63,455	(23,996)	7	695	—	(701)	—	—	1
Amortization of restricted stock	—	—	—	3,147	—	—	—	—	3,147
Contributions from noncontrolling interests	—	—	—	(685)	—	—	—	437	(248)
Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$—	$177,076
Net income	—	—	—	—	39,426	—	—	—	39,426
Other comprehensive income	—	—	—	—	—	—	21	—	21
Dividends declared	—	—	—	—	(7,975)	—	—	—	(7,975)
Purchases of treasury stock	—	(42,554)	—	—	—	(2,778)	—	—	(2,778)
Net issuance of stock under long-term incentive plans	214,450	(11,650)	21	434	—	(456)	—	—	(1)
Amortization of restricted stock	—	—	—	4,819	—	—	—	—	4,819
Balance, July 31, 2024	11,361,729	(4,064,834)	$1,136	$60,877	$232,247	$(84,441)	$769	$—	$210,588

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$39,426	$29,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,281	15,528
Non-cash stock compensation expense	4,819	3,147
Loss on pension termination	—	4,652
Deferred income tax expense (provision)	1,697	(4,431)
Net (decrease) increase to provision for bad debts and cash discounts	(153)	284
Loss on impairment of patent applications	—	61
Accretion for asset retirement obligation	211	161
Loss on impairments and disposals of property, plant and equipment	314	1,044
(Increase) decrease in:
Accounts receivable	1,453	(7,899)
Inventories	(4,682)	(2,204)
Prepaid expenses	(2,431)	1,082
Deferred income taxes	(115)	510
Other assets	3,404	59
Increase (decrease) in:
Accounts payable	(2,794)	3,241
Accrued expenses	2,449	6,455
Deferred compensation	1,155	(47)
Other liabilities	(3,721)	(1,362)
Total Adjustments	20,887	20,281
Net Cash Provided by Operating Activities	60,313	49,764
Cash Flows from Investing Activities
Capital expenditures	(32,000)	(24,368)
Proceeds from sale of property, plant and equipment	182	70
Acquisition of business	(44,298)	—
Acquisition of equity in Agromex	—	(269)
Net Cash Used in Investing Activities	(76,116)	(24,567)
Cash Flows from Financing Activities
Proceeds from long-term debt	20,000	—
Principal payments on notes payable	(1,000)	(1,000)
Payment of debt issuance costs	(90)	(7)
Dividends paid	(7,806)	(7,433)
Purchase of treasury stock	(2,778)	(1,078)
Net Cash Provided by (Used in) Financing Activities	8,326	(9,518)
Effect of exchange rate changes on cash and cash equivalents	204	(223)
Net (Decrease) Increase in Cash and Cash Equivalents	(7,273)	15,456
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	31,754	16,298
Cash, Cash Equivalents and Restricted Cash, End of Year	$24,481	$31,754

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2024	2023
	(in thousands)
Supplemental disclosure:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$23,481	$31,754
Restricted cash in prepaid expenses and other assets	$1,000	$—
Other cash flows:
Interest payments, net of amounts capitalized	$1,089	$1,135
Income tax payments	$10,006	$7,367
Noncash investing and financing activities:
Capital expenditures accrued, but not paid	$7,892	$4,279
Cash dividends declared and accrued, but not paid	$2,096	$1,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    We are a leader in developing, manufacturing and/or marketing sorbent products. Our sorbent products are principally produced from clay minerals. Our absorbent clay products include cat litter, industrial floor absorbents, agricultural chemical carriers and animal feed additives. Our adsorbent products include bleaching clays, which are used for filtration of edible oils, pre-treatment of renewable diesel, and for purification of petroleum-based oils. We also sell synthetic sorbents, which are used for industrial cleanup and cat litter.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents are highly liquid investments with maturities of three months or less.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of July 31, 2024 and 2023 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	2024	2023
Cash and cash equivalents	$23,481	$31,754
Restricted cash included in prepaid expenses and other assets	1,000	—
Cash, cash equivalents, and restricted cash	$24,481	$31,754

TRADE RECEIVABLES

We recognize trade receivables when control of finished products are transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken.

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2024	2023
Finished goods	$31,772	$21,943
Packaging	8,995	8,007
Spare parts	7,059	$5,981
Other	6,410	6,681
Inventories, net	$54,236	$42,612

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considers specific items, but also takes into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory reserves of approximately $3.8 million as of July 31, 2024, and $3.6 million as of July 31, 2023. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies. Spare parts in inventory is recorded net of a valuation reserve based on aging.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

Our intangible assets are mainly comprised of customer lists, patents, trademarks, trade names and goodwill. We amortize customer lists and patents on a straight-line basis over periods ranging from 18 to 20 years. During fiscal year 2024 we recorded additions of intangible assets of $37.4 million related to the acquisition of Ultra Pet, the components of which are customer list of $20.4 million amortized over a useful life of 18 years, $5.2 million of trade name and $11.8 million of goodwill.

Intangible amortization was $0.5 million in fiscal year 2024 and $0.3 million in fiscal year 2023.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2025	$1,204
2026	$1,204
2027	$1,204
2028	$1,204
2029	$1,204

    The remaining weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Patents	10.1
Customer list	17.8
Total intangible assets subject to amortization	17.6

Trademarks and trade names acquired through acquisition were determined to have indefinite lives. We had $5.6 million and $0.4 million of indefinite life trademarks and trade names as of July 31, 2024 and 2023, respectively.

Goodwill by operating segment was as follows as of July 31 (in thousands):

	2024	2023
Business to Business	3,618	3,618
Retail and Wholesale	$11,825	—
Total	$15,443	$3,618

We review indefinite-lived intangibles and goodwill to assess for impairment on the first day of our fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We also perform a review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. Our review entails a qualitative analysis of triggering events and, if identified, a further analysis is performed based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. We performed our impairment assessment and identified no triggering events in that would indicate the need for impairment of indefinite intangible assets or goodwill in either 2024 or 2023.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives which are listed below. Depreciation expense was $18.8 million and $15.3 million in fiscal years 2024 and 2023, respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life or increase functionality of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2024 and 2023.

	Years
Buildings and leasehold improvements	3	-	40
Machinery and equipment
Packaging	2	-	20
Processing	2	-	25
Mining and other	2	-	15
Office furniture and equipment	2	-	15
Vehicles	2	-	15
Capital parts	3	-	7

Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment on an annual basis or when circumstances indicate that an asset may be impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. In fiscal year 2024, we recognized $0.1 million in impairment for fixed assets no longer in use, and $0.9 million in fiscal year 2023. Impairment is included in cost of goods sold on the Consolidated Statement of Operations.

LAND AND MINING ASSETS

Our mining assets include mining properties, mineral rights and reclamation asset. We surface mine sorbent minerals on property that we either own or lease. A significant part of our mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred. There were no capitalized pre-production costs incurred in fiscal year 2024. In fiscal year 2023, $0.1 million of pre-production costs, including overburden removal costs, were capitalized. Capitalized development costs are amortized when the sorbent material is removed from the mine and used to produce product for sale. At the end of fiscal year 2024, the amount of development costs that are being amortized is $4.0 million. Stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of goods sold. Stripping costs included in cost of goods sold were approximately $5.4 million and $4.0 million for fiscal years 2024 and 2023, respectively.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal, survey, and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. As of both fiscal years ending July 31, 2024 and July 31, 2023 we had $13.6 million of land and $2.2 million of gross mineral rights. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $2.3 million as of July 31, 2024 and $2.0 million as of July 31, 2023.

RECLAMATION

We perform ongoing reclamation activities during the normal course of our overburden removal. As overburden is removed from a mine site, it is hauled to previously mined sites and is used to refill the older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process.

On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. Reclamation assets are depreciated over the estimated useful lives of the various mines. Reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

We recorded an estimated net reclamation asset of $2.2 million as of both July 31, 2024 and 2023, and a corresponding estimated reclamation liability of $4.8 million as of July 31, 2024 and $4.5 million as of July 31, 2023. These values represent the discounted present value of the estimated future mining reclamation and landfill closure costs at the production plants. Additional mining activity, disturbance of land, and higher costs account for a majority of the increase in the reclamation liability.

TRADE PROMOTIONS

    We routinely commit to one-time or ongoing trade promotion programs, primarily in our Retail and Wholesale Products Group. All such costs are netted against sales. We have accrued liabilities at the end of each period for the estimated expenses incurred but not yet paid for these programs. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, including slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. We rely on our historical experience of trade spending patterns and that of the industry, current trends and forecast data to record estimates of our trade spending liabilities.

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $9.1 million and $7.4 million in fiscal years 2024 and 2023, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments, credit facilities, and notes payable. These instruments, except for debt, were carried at amounts approximating fair value as of July 31, 2024 and 2023. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

REVENUE RECOGNITION

We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties or any related obligations.

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability of $0.2 million as of July 31, 2024 for these advance payments. There is no liability for advance payments as of July 31, 2023. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. There is no revenue recognized during fiscal year 2024 that was included in the liability for advance payments at the beginning of the year.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold and were approximately $59.2 million and $57.4 million for fiscal years 2024 and 2023, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2.1 million and $1.2 million were charged to expense as incurred for fiscal years 2024 and 2023, respectively, and are recorded in selling, general and administrative expenses.

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

EARNINGS PER SHARE

We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing earnings per share, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts actually declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to shares of Common Stock than to shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible by the holders thereof on a share-by-share basis into Common Stock at any time, and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of common stock. Diluted EPS, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, if the effect is dilutive. Dilution for Class B Stock takes into consideration the effect of unvested restricted shares, if the effect is dilutive. Below is a reconciliation of the calculation of basic and diluted EPS.

	For the year ended July 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$39,426	$29,981	$9,445
Distributed and undistributed earnings on restricted shares	(2,165)	(1,410)	(755)
Income available to stockholders	$37,261	$28,571	$8,690

Net Income (Numerator)		$28,571	$8,690
Weighted Average Shares Outstanding (Denominator)		4,885	1,976
Basic EPS		$5.85	$4.40

Effect of dilution - Net Income (1)		$8,690	$—
Net income assuming dilution (Numerator)		$37,261	$8,690

Effect of dilution - Shares (1)		1,976	$—
Shares assuming dilution (Denominator)		6,861	$1,976
Diluted EPS		$5.43	$4.40
(1) The impact of 158,861 shares of unvested Common Stock and 54,370 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS.

	For the year ended July 31, 2023
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$29,551	$22,712	$6,839
Distributed and undistributed earnings on restricted shares	(1,518)	(1,232)	(286)
Income available to stockholders	$28,033	$21,480	$6,553

Net Income (Numerator)		$21,480	$6,553
Weighted Average Shares Outstanding (Denominator)		4,825	1,959
Basic EPS		$4.45	$3.35

Effect of dilution - Net Income (2)		$6,553	$—
Net income assuming dilution (Numerator)		$28,033	$6,553

Effect of dilution - Shares (2)		1,959	$—
Shares assuming dilution (Denominator)		6,784	$1,959
Diluted EPS		$4.13	$3.35
(2) The impact of 157,032 shares of unvested Common Stock and 35,695 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS.

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 – ACQUISITION

Ultra Pet acquisition

On May 1, 2024, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated April 16, 2024, we acquired all of the issued and outstanding shares of capital stock of Ultra Pet, in order to enter into the crystal cat litter segment. Ultra Pet became a wholly owned and consolidated subsidiary of Oil-Dri within the Retail and Wholesale Products Group operating segment, upon the closing of the acquisition on May 1, 2024.

The purchase was financed through cash on hand, a $10 million advance under the Credit Agreement, and the issuance of $10 million in aggregate principal amount of 6.47% Series D Senior Notes due April 30, 2033 pursuant to the shelf facility provisions of the Note Agreement. Debt issuance costs of $0.1 million were deferred and are being amortized over the life of the note. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the debt used in funding the acquisition.

As of July 31, 2024, the Company has completed a preliminary assessment to assign fair values to all tangible and intangible assets acquired and liabilities assumed. However, the preliminary purchase price allocation will be subject to further refinement and may change over the measurement period, particularly as it relates to inventory and tax related balances. These changes may relate to the allocation of purchase consideration to all tangible and intangible assets acquired and identified liabilities assumed.

The following table summarizes the consideration paid and the assets acquired and liabilities assumed at the acquisition date.

Consideration	(in thousands)
Cash, net of cash acquired and restricted cash	$44,298

Identifiable assets acquired and liabilities assumed
Accounts receivable	4,285
Inventories	7,068
Prepaid expenses and other assets	995
Property, plant and equipment	270
Trade name	5,200
Customer list	20,400
Operating lease right-of-use assets	1,463
Trade and other liabilities	(1,654)
Operating lease right-of-use liabilities	(1,472)
Deferred tax liabilities	(4,083)
Total identifiable net assets	32,472
Goodwill	11,826
Total	$44,298

Various fair value methodologies were used for the valuation of identifiable intangibles including the 'excess earnings method' used for the valuation of the customer list and 'relief from royalty' method use for the valuation of the trade name. Our fair value was based on the projected financial information and unobservable inputs including revenue growth rate, weighted average cost of capital, royalty rate, and customer attrition rates. Finished goods inventory was valued using the net realizable value approach and approximate the selling price less disposal costs and allowance for a reasonable profit. The goodwill of $11.8 million arising from the acquisition consists largely of intangible assets that do not qualify for separate recognition and were fully assigned to our Retail and Wholesale Products Group. None of the goodwill recognized is expected to be deductible for income tax purposes.

Ultra Pet contributed net sales of $4.8 million and pre-tax income of $0.2 million for the period from May 1, 2024, to July 31, 2024, net of acquisition adjustments including non-cash inventory fair value step up amortization included in cost of goods sold and customer list amortization included in SG&A. The total fair value step up adjustment to inventory was $0.8 million of which $0.4 million was amortized in fiscal year 2024. The following unaudited pro forma summary presents consolidated information of Oil-Dri as if the business combination had occurred on August 1, 2022.

(unaudited)	Pro forma year ended July 31,
	2024	2023
Net Sales	$455,139	$435,093
Pre-Tax Net Income	$52,999	$35,489

These pro forma amounts above have been calculated after applying Oil-Dri’s accounting policies and adjusting the results of Ultra Pet, including the following adjustments:

(unaudited)	Pro forma year ended July 31,
	2024	2023
Acquisition related expenses (a)	$1,172	$—
Interest expense (b)	$(1,158)	$(1,323)
Customer list amortization (c)	$(850)	$(1,133)
Inventory step up adjustment (d)	$449	$(783)

(a) Adjustment for acquisition related expenses reflects the reversal of legal and other professional fees and integration costs incurred in fiscal year 2024. These expenses are included in general and administrative expense on Oil-Dri consolidated income statement.
(b) Interest expense adjustments reflects higher interest expense associated with financing the Ultra Pet acquisition assuming financing occurred August 1, 2022.
(c) Customer list amortization adjustment reflects additional amortization assuming amortization began at August 1, 2022.
(d) Inventory step up adjustment reflects the reversal of the amortization recognized in fiscal year 2024 and recognition of the full step up adjustment in fiscal year 2023.

NOTE 3 – OPERATING SEGMENTS

We have two reportable operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. Given the similar nature of products and customers, sales of our silica gel based crystal litter are included with our cat litter products and reported as part of the Retail and Wholesale products group segment. The Business to Business Products Group customers include: processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	Year Ended July 31,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$241,884	$226,335
Industrial and Sports	—	—	45,232	44,291
Agricultural and Horticultural	33,558	40,275	—	—
Bleaching Clay and Fluids Purification	92,464	77,643	—	—
Animal Health and Nutrition	24,449	24,477	—	—
Net Sales	$150,471	$142,395	$287,116	$270,626

Net sales and operating income for each segment are provided below. The accounting policies of the segments are the same as those described in the Note 1 of the Notes to the Consolidated Financial Statements.

We do not rely on any operating segment asset allocations and do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	As of July 31,
	Assets
	2024	2023
	(in thousands)
Business to Business Products	$92,300	$84,424
Retail and Wholesale Products	200,187	136,262
Unallocated assets	62,118	65,549
Total Assets	$354,605	$286,235

Net sales and operating income for each segment are provided below. The corporate expenses line in the table below represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as research and development, information systems, finance, legal, human resources and customer service. Corporate expenses also include the annual incentive plan bonus accrual. We have recast 2023 segment income to conform with current year presentation.

	Year Ended July 31,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products	$150,471	$142,395	$45,589	$37,678
Retail and Wholesale Products	287,116	270,626	43,804	33,791
Net Sales	$437,587	$413,021
Corporate Expenses			(37,748)	(30,429)
Income from Operations			51,645	41,040
Total Other Expense, Net			(1,994)	(6,362)
Income Before Income Taxes			49,651	34,678
Income Tax Expense			(10,225)	(5,195)
Net Income			$39,426	$29,483
Net Loss Attributable to Noncontrolling Interest			$—	$(68)
Net Income Attributable to Oil-Dri			$39,426	$29,551

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2024	2023
Sales to unaffiliated customers by:
Domestic operations	$416,603	$390,963
Foreign subsidiaries	$20,984	$22,058
Sales or transfers between geographic areas:
Domestic operations	$6,102	$6,436
Foreign subsidiaries	$—	$69
Income before income taxes:
Domestic operations	$48,995	$33,686
Foreign subsidiaries	$656	$992
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$39,729	$28,494
Foreign subsidiaries	$(303)	$1,057
Identifiable assets:
Domestic operations	$345,934	$271,627
Foreign subsidiaries	$8,671	$14,608

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $4.5 million and $5.2 million as of July 31, 2024 and July 31, 2023, respectively.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2024	2023
Net sales for the years ended July 31	20%	19%
Net accounts receivable as of July 31	23%	26%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 4 – DEBT

The composition of long-term debt is as follows as of July 31 (in thousands):

	2024	2023
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95% [Series B]	$6,000	$7,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on Dec 15: $5,000 in each fiscal year 2028 through 2032. Interest is payable semi-annually at an annual rate of 3.25% [Series C]	25,000	25,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on April 30: $5,000 in each fiscal year 2032 through 2033. Interest is payable semi-annually at an annual rate of 6.47% [Series D]	10,000	—
Seventh Amendment to Credit Agreement. Full principal amount is due on May 1, 2026	10,000	—
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	(226)	(173)
Long-term debt	$49,774	$30,827

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement on May 15, 2020 we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030, of which $6 million aggregate principal amount remained outstanding as of July 31, 2024. On December 16, 2021, under the Note Agreement we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of July 31, 2024. On April 30, 2024, we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033, all of which remained outstanding as of July 31, 2024. The Amended Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Notes, Series B Notes, Series C Notes, and Series D Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

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

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2024 (in thousands):

2025	$1,000
2026	1,000
2027	1,000
2028	6,000
2029	6,000

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the "Credit Agreement"), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The agreement provides for a $45 million unsecured revolving credit facility, including a maximum of $10 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. On August 30, 2022, we entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment extended the facility termination date to August 30, 2027; replaced the LIBOR-based reference rate with an adjusted term Secured Overnight Financing Rate ("SOFR"); revised the method for calculating consolidated EBITDA and consolidated debt for purposes of the Credit Agreement; modified certain restrictive covenants, including increasing the unsecured indebtedness basket from $50 million to $75 million; and revised the existing financial covenants by replacing the consolidated debt covenant with a covenant to maintain a maximum debt to earnings ratio, lowering the minimum fixed charge coverage ratio level and revising the method for calculating the fixed charge coverage ratio. On April 16, 2024, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amends the Credit Agreement to, among other things, revise the method for calculating consolidated EBITDA for purposes of financial covenant compliance under the Credit Agreement, provide specific conditions precedent to advance funds for the acquisition of Ultra Pet, and modify certain covenants and other provisions to permit certain indebtedness and liens of Ultra Pet and facilitate the acquisition. As of July 31, 2024, and 2023, we were in compliance with the covenants. As of July 31, 2024 we had $10 million drawn at a 6.66% interest rate, $2.9 million in outstanding letters of credit and $32.1 million remaining available under the revolving credit facility. As of July 31, 2023 we had $1 million in outstanding letters of credit and $44.0 million remaining available under the revolving credit facility.

The Credit Agreement states that we may select a variable interest rate based on either the BMO Harris prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO Harris. As of July 31, 2024, the variable rates would have been 8.50% for the BMO Harris prime-based rate or 6.49% for the adjusted SOFR-based rate.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. We had $3.0 million cash equivalents as of July 31, 2024 and had $15.4 million cash equivalents as of July 31, 2023.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values at July 31, 2024 and July 31, 2023 due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was approximately $51.1 million as of July 31, 2024 and $29.7 million as of July 31, 2023. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 4 of the Notes to the Consolidated Financial Statements for further information about such debt.

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

NOTE 6 – INCOME TAXES

    The provision for income tax expense by fiscal year consists of the following (in thousands):

	2024	2023
Current
Federal	$6,059	$7,503
State	2,243	2,119
Foreign	226	4
Current Income Tax Total	8,528	9,626
Deferred
Federal	934	(3,864)
State	778	(567)
Foreign	(15)	—
Deferred Income Tax Total	1,697	(4,431)
Total Income Tax Expense	$10,225	$5,195

    Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2024	2023
U.S. federal income tax rate	21.0%	21.0%
Depletion deductions allowed for mining	(5.3)	(7.7)
State income tax expense, net of federal tax expense	3.5	2.9
Nondeductible officer compensation	2.2	1.5
Stock Based Compensation	(2.1)	—
U.S. Tax Impacts of Foreign Branch	1.3	(0.2)
Tax credits	(0.2)	(0.3)
Valuation allowance - foreign	0.4	(0.2)
Statutory rate change of foreign subsidiaries	0.3	—
Prior year income taxes	(0.3)	(1.3)
Foreign tax differential	0.1	(0.6)
Other	(0.3)	(0.1)
Effective income tax rate	20.6%	15.0%

The U.S. effective tax rate for the year ended July 31, 2024 and July 31, 2023 were 20.6% and 15.0%, respectively, based on income before taxes. The items contributing to a higher effective tax rate in fiscal 2024 were a higher net income and certain permanent items.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2024		2023
	Assets	Liabilities	Assets	Liabilities
Amortization	$—	$6,307	$935	$—
Depreciation	—	5,692	—	4,338
Lease liabilities	5,105	—	2,747	—
Lease right of use assets	—	4,778	—	2,412
Accrued expenses	4,347	—	5,303	—
Federal & State NOL carryforward	2,975	—	—	—
Stock-based compensation	1,894	—	1,634	—
Foreign NOL carryforward	1,889	—	1,698	—
Deferred compensation	1,603	—	1,246	—
Capitalized R&D	783	—	269	—
Reclamation	712	—	627	—
Other assets	584	—	608	—
Postretirement benefits	454	—	478	—
Inventories	435	—	203	—
Depletion	—	141	—	158
Goodwill	109	—	—	24
Allowance for credit losses	85	—	135	—
Deferred marketing expenses	—	33	—	11
Other liabilities	—	—	—	301
Tax credits	—	—	301	—
Other liabilities - foreign	—	17	—	41
Valuation allowance	(2,470)	—	(1,698)	—
Total deferred taxes	$18,505	$16,968	$14,486	$7,285

     Deferred tax assets for postretirement benefits were affected by the termination of our pension plan. See Note 9 of the Notes to the Consolidated Financial Statements for further information about postretirement benefits. Deferred tax assets and liabilities related to leases decrease as leases expire. Deferred tax assets for accrued expenses reflected a higher accrual for the annual discretionary bonus.

We recorded a valuation allowance of $2.5 million and $1.7 million as of July 31, 2024 and July 31, 2023, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2024, we have total net operating loss carryforwards from state jurisdictions of approximately $12.6 million. The carryforward expiration dates vary by state.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no liabilities for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2024 and 2023; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We were audited by the Internal Revenue Service ("IRS") for fiscal year 2020 with no adjustments upon closure of the audit. The federal tax returns for fiscal years 2021-2023 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Pension and Postretirement Health Benefits		Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2022	$(2,242)		$59	$(2,183)
Other comprehensive income (loss) before reclassifications, net of tax	1,736	a)	(323)	1,413
Amounts reclassified from accumulated other comprehensive income, net of tax	(36)		—	(36)
Curtailment/Settlement on Pension Plan	1,554	b)	—	1,554
Net current-period other comprehensive income (loss), net of tax	3,254		(323)	2,931
Balance as of July 31, 2023	$1,012		$(264)	$748
Other comprehensive income (loss) before reclassifications, net of tax	150		—	150
Amounts reclassified from accumulated other comprehensive income, net of tax	(86)		(43)	(129)
Net current-period other comprehensive income (loss), net of tax	64		(43)	21
Balance as of July 31, 2024	$1,076		$(307)	$769

a)    Amount is net of $0.4 million of tax in fiscal years 2023.
b)    Amount is net of $0.5 million of tax in fiscal year 2023. Amount is included in the components of net periodic benefit cost for the pension and postretirement health plans.

See Note 9 of the Notes to the Consolidated Financial Statements for further information about pension and postretirement health benefits.

NOTE 8 – STOCK-BASED COMPENSATION

The Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the “2006 Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,719,500. As of July 31, 2024, there were 626,730 shares of Common Stock or Class B Stock available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2024 was issued under the 2006 Plan with vesting periods generally from one to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. Fair value of shares vested in fiscal year 2024 and 2023 is $9.8 million and $2.2 million, respectively as of their vesting dates.

     A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2022	382	$33.63	3.0	$7,064
Granted	63	$29.88
Vested	(73)	$35.06
Forfeited	(24)	$29.22
Non-vested restricted stock outstanding at July 31, 2023	348	$32.95	2.3	$5,129
Granted	214	$63.06
Vested	(153)	$31.30
Forfeited	(11)	$39.08
Non-vested restricted stock outstanding at July 31, 2024	398	$49.63	3.4	$13,360

    Stock-based compensation for restricted stock of $3.7 million and $2.4 million, net of related tax effect, was recognized in fiscal years 2024 and 2023, respectively. The total restricted stock compensation related tax benefit was $1.2 million and $0.8 million in fiscal years 2024 and 2023, respectively.

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFITS

    The Oil-Dri Corporation of America Pension Plan ("Pension Plan") was a defined benefit pension plan for eligible salaried and hourly employees. On April 20, 2023, Oil-Dri settled $14 million of the pension obligation through the purchase of an annuity. The remaining $16 million of the pension obligation was settled on April 28, 2023, via lump-sum payments. All pension assets were remeasured immediately before settlement resulting in a net surplus amount of $3.6 million and net unrealized loss of $1.9 million included in accumulated other comprehensive income. Upon settlement of the pension obligations Oil-Dri recognized through net income all unrealized losses resulting in a $1.9 million reduction to net income included in "Loss on pension termination" within "Other Income (Expense), Net."
On April 27, 2023, the Executive Committee of the Company's Board of Directors approved the distribution of the surplus to a qualified defined contribution retirement fund. A portion of the surplus to be distributed to pension participants was irrevocably distributed to the 401(k) plan on April 28, 2023, which resulted in an additional $2.8 million charge to net income included in "Loss on pension termination" within "Other Income (Expense), Net." The remaining $0.8 million to be held by the 401(k) plan to cover qualified future plan expenses was recognized as a prepaid asset.

During fiscal year 2024 we did not have an active pension plan, therefore there was no accumulated benefit obligation for the Pension Plan as of July 31, 2024 or July 31, 2023.

A postretirement health benefits plan is provided to domestic salaried employees who meet specific age, participation and length of service requirements at the time of retirement. Eligible employees may elect to continue their health care coverage under the Oil-Dri Corporation of America Employee Benefits Plan until the date certain criteria are met, including attaining the age of Medicare eligibility. We have the right to modify or terminate the postretirement health benefit plan at any time.

A 401(k) savings plan is maintained under which we match a portion of employee contributions. This plan is available to essentially all domestic employees following a specific number of days of employment. Our contributions to this plan, and to similar plans maintained by our foreign subsidiaries, were $3.9 million and $3.2 million for fiscal years 2024 and 2023, respectively.

Obligations and Funded Status

The following tables provide a reconciliation of changes in the plan's benefit obligations, asset fair values and funded status by fiscal year (in thousands):

	Postretirement Health Benefits
	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$1,853	$2,119
Service cost	74	84
Interest cost	83	73
Actuarial gain	(200)	(429)
Benefits paid	(25)	6
Benefit obligation, end of year	1,785	1,853

Change in plan assets:
Fair value of plan assets, beginning of year	—	—
Employer contribution	25	6
Benefits paid	(25)	(6)
Fair value of plan assets, end of year	—	—
Funded status, recorded in Consolidated Balance Sheets	$(1,785)	$(1,853)

See “Cash Flows” below for further information about employer contributions and benefits payments.

The following table shows amounts recognized in the Consolidated Balance Sheets as of July 31 (in thousands):

	Postretirement Health Benefits
	2024	2023
Deferred income taxes	$454	$478
Other current liabilities	$(125)	$(100)
Other noncurrent liabilities	$(1,660)	$(1,753)
Accumulated other comprehensive loss – net of tax:
Net actuarial gain	$(1,076)	$(1,012)

Benefit Costs and Amortizations

The following table shows the components of the net periodic postretirement health benefit costs by fiscal year (in thousands):

	Postretirement Health Benefit Cost
	2024	2023
Service cost	$74	$84
Interest cost	83	73
Amortization of:
Prior service income	(6)	(6)
Other actuarial gain	(107)	(83)
Net periodic benefit cost	$44	$68
Service cost is recorded in Other, net within Other Income (Expense) in the Consolidated Statements of Operations.

The following table shows amounts, net of tax, that are recognized in other comprehensive income by fiscal year (in thousands):

	Postretirement Health Benefits
	2024	2023
Net actuarial gain	$(150)	$(324)
Amortization of:
Prior service income	5	5
Amortization of actuarial loss	81	63
Total recognized in other comprehensive income	$(64)	$(256)

Cash Flows

The postretirement health plan is an unfunded plan. Our policy is to pay health insurance premiums and claims from our assets. The following table shows the estimated future benefit payments by fiscal year (in thousands):

Postretirement Health Benefits
2025	$125
2026	$108
2027	$114
2028	$118
2029	$166
2030-2034	$809

Assumptions

Our postretirement health benefit obligations and the related effects on operations are calculated using actuarial models. Critical assumptions that are important elements of plan expenses and asset/liability measurements include discount rate and health care cost trend for the postretirement health plan. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and to meet regulatory requirements. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The discount rate was based on the FTSE Pension Discount Curve to determine the single equivalent rate that would yield the same present value as the specific plan’s expected cash flows. The discount rates for net periodic benefit costs were 4.90% and 3.82% in fiscal years 2024 and 2023, respectively. The discount rates for year-end obligations were 5.03% and 4.90% as of July 31, 2024 and 2023, respectively.

For fiscal year 2024, the medical cost trend assumption used for the postretirement health benefit cost was 7.9%. The graded trend rate is expected to decrease to an ultimate rate of 4.9% in fiscal year 2044.

NOTE 10 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants deferred $0.3 million and $0.6 million into these plans in fiscal years 2024 and 2023, respectively. We recorded $0.2 million of interest expense associated with these plans in both fiscal years 2024 and 2023. Payments to participants were $0.4 million and $0.9 million in fiscal years 2024 and 2023, respectively, and the total liability recorded for deferred compensation was $5.0 million and $4.6 million as of July 31, 2024 and 2023, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Deferred executive bonus awards of $1.9 million and $1.4 million were awarded for fiscal year 2024 and fiscal year 2023, respectively as financial targets under the provisions of the plan were achieved. These awards will vest and accrue interest over a 3-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	July 31, 2024	July 31, 2023
Salaries, Wages, Commissions and Employee Benefits	$20,711	$19,054
Payables	11,586	5,658
Freight	2,928	3,078
Trade promotions and advertising	2,743	2,292
Taxes	1,736	1,776
Georgia Landfill Modification Reserve	1,208	2,469
Other	3,104	2,541
	$44,016	$36,868

NOTE 12 – OTHER CONTINGENCIES

We are party to various legal actions that arise from time to time that are ordinary in nature and incidental to the operation of our business, including ongoing litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these or other lawsuits, we believe that none of the pending proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

In the second quarter of fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. During fiscal year 2024, work began on the modifications and we recorded an additional reserve of $0.6 million to reflect an update to our best estimate. This has been offset by $1.9 million of payments made to date. The modification work is expected to be completed during fiscal year 2025. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

NOTE 13 – LEASES

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

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,
	2024	2023
Operating lease cost	$3,791	$2,640

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:	$3,112	$2,229
Right-of-use assets obtained in exchange for new operating lease liabilities	11,471	983

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheets. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,
	2024	2023
Weighted-average remaining lease term - operating leases	5.4 years	7.7 years
Weighted-average discount rate - operating leases	5.10%	4.03%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2024 (in thousands):

2025	$5,441
2026	4,724
2027	3,758
2028	2,949
2029	2,356
Thereafter	3,480
Total	22,708
Less: imputed interest	(2,761)
Net lease obligation	$19,947

NOTE 14 – RELATED PARTIES

    One member of our Board of Directors is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $2.0 million and $0.2 million for fiscal years 2024 and 2023, respectively. There were $0.1 million of outstanding fees due to that vendor as of July 31, 2024. There were no outstanding amounts due to that vendor as of July 31, 2023.

One member of our Board of Directors retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019 and is currently party to a post-employment consulting agreement with the customer. Total sales to that customer, including sales to subsidiaries of that customer, were $0.2 million for both fiscal year 2024 and 2023. There were no outstanding amounts due from that customer as of July 31, 2024 or 2023.

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

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2024.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our internal controls over financial reporting as of July 31, 2024 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below under the heading “Report of Independent Registered Public Accounting Firm.” The attestation report of Grant Thornton LLP on the Company’s internal control over financial reporting is also included under this heading below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

of Directors and Shareholders
Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Ultra Pet Company Inc. (“Ultra Pet”), a wholly-owned subsidiary, whose financial statements reflect total assets and net sales constituting 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2024. As indicated in Management’s Report, Ultra Pet, was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Ultra Pet.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Ultra Pet Company Inc. - Valuation of Trade Name and Customer List Intangible Assets

As described further in Note 2 to the financial statements, the Company acquired Ultra Pet Company Inc. (“Ultra Pet”), on May 1, 2024 for a total purchase price of approximately $44.3 million, net of cash acquired. The Company has recorded, on a preliminary basis, the assets acquired and liabilities assumed based on their estimated fair values, including customer list and trade name intangible assets of $20.4 million and $5.2 million, respectively. We identified the valuation of acquired Ultra Pet customer list and trade name intangible assets as a critical audit matter.

The principal considerations for our determination that the valuation of acquired Ultra Pet customer list and trade name intangible assets is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected financial information including revenue growth rate, weighted average cost of capital (WACC), royalty rate, and customer attrition rates and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Our audit procedures related to the valuation of the acquired customer list and trade name intangible assets included the following, among others:

•we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used
•we tested the projected financial information including forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends
•with the assistance of our valuation specialists, we assessed the assumptions and methodologies used in developing the WACC, royalty rate, and customer attrition rates by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois

October 10, 2024

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

On May 1, 2024, the Company completed its acquisition of Ultra Pet as discussed in Note 2 - Acquisition. Management has excluded Ultra Pet's internal controls from its assessment of the effectiveness of internal controls over financial reporting as of July 31, 2024. Ultra Pet's net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company's control environment) represent approximately 1% and 3% percent, respectively, of the consolidated financial statement amounts for the fiscal year ended, and as of July 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

    Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

During fiscal year 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) will be included in Oil-Dri’s Proxy Statement for its 2024 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder) and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2024 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2024 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2024. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	627

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2024 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2024 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2024 and July 31, 2023.

Consolidated Statements of Operations for the fiscal years ended July 31, 2024 and July 31, 2023.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2024 and July 31, 2023.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2024 and July 31, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2024 and July 31, 2023.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2024 and July 31, 2023.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
2.1**	Stock Purchase Agreement, dated April 16, 2024, by and among the Oil-Dri Corporation of America, Ultra Pet, LLC, Ultra Pet Company, Inc., and certain equity holders of Ultra Pet, LLC set forth on the signature page thereto.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

3.1	Certificate of Incorporation of Oil-Dri, as amended.	Incorporated by reference to Exhibit 4.1 to Oil-Dri’s Registration Statement on Form S-8 (Registration No. 333-57625), filed on June 24, 1998.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

Exhibit No.	Description	SEC Document Reference
10.1	Memorandum of Agreement #1450 “Fresh Step“® dated as of March 12, 2001 between A&M Products Manufacturing Company and Oil-Dri.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.2	First Amendment, dated as of December 13, 2002, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.3	Second Amendment, dated as of October 15, 2007, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.4	Third Amendment, dated as of May 27, 2016, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.5	Fourth Amendment, dated as of December 4, 2020, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.6	Fifth Amendment, dated as of April 10, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.

10.7	Sixth Amendment, dated as of June 29, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.40 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the year ended July 31, 2023.

10.8	Seventh Amendment, dated as of September 21, 2023, to Memorandum of Agreement #1450 “Fresh Step”® dated as of March 12, 2001.†	Incorporated by reference to Exhibit 10.41 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the year ended July 31, 2023.

10.9	Eighth Amendment, dated as of January 25. 2024, to Memorandum of Agreement #1450 "Fresh Step" ™ dated as of March 12, 2001.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2024.

10.10	Exclusive Supply Agreement dated May 19, 1999 between Church & Dwight Co., Inc. and Oil-Dri.	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

10.11	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.12	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.13	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

Exhibit No.	Description	SEC Document Reference
10.14	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.15	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.16	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.17	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.18	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.19	Sixth Amendment to Credit Agreement dated as of August 30, 2022, between Oil-Dri Corporation of America and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.20	Seventh Amendment to Credit Agreement, dated April 16, 2024, by and between Oil-Dri Corporation of American and BMO Bank N.A.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

10.21	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

10.22	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.23	Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

10.24	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.25	Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated August 30, 2022, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders named therein.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

Exhibit No.	Description	SEC Document Reference
10.26	Amendment No. 4 to Amended and Restated Note Purchase and Private Shelf Agreement, dated September 21, 2023 among Oil-Dri Corporation of America, PGIM, Inc. and existing note holders	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 22, 2023.

10.27	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.28	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.29	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.18	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.19	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.21	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.22	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.24	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

10.25	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

Exhibit No.	Description	SEC Document Reference
10.26	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.27	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.28	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

95	Mine Safety Disclosure	Filed herewith.

97	Oil-Dri Corporation of America Compensation Recovery Policy	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.
**
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

Dated: October 10, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 10, 2024
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 10, 2024
Susan M. Kreh
Chief Financial Officer
(Principal Accounting Officer & Principal Financial Officer)

/s/ Ellen-Blair Chube	October 10, 2024
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 10, 2024
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 10, 2024
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 10, 2024
George C. Roeth
Director

/s/ Amy L. Ryan	October 10, 2024
Amy L. Ryan
Director

/s/ Patricia J. Schmeda	October 10, 2024
Patricia J. Schmeda
Director

/s/ Allan H. Selig	October 10, 2024
Allan H. Selig
Director

/s/ Lawrence E. Washow	October 10, 2024
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2024	2023
	(in thousands)
Allowance for credit losses and cash discounts:
Balance, beginning of year	$1,087	$922
(Reduction) addition	(153)	165
Net recovery	—	—
Balance, end of year	$1,087	$1,087

Valuation reserve for income taxes:
Balance, beginning of year	$1,698	$1,761
Change	772	(63)
Balance, end of year	$2,470	$1,698