Form 10-Q
period 2024-10-31
Oil-Dri Corp of America
filed 2024-12-09
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2024 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

Large Accelerated Filer ☐	Non-accelerated Filer ☐
Accelerated Filer ☒	Smaller Reporting Company ☐
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

As of November 30, 2024, 5,159,843 shares of the registrant's Common Stock and 2,137,428 shares of the registrant's Class B Stock were outstanding.

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

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially, including, but not limited to, those described herein and in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and from time to time in our other filings with the SEC. Should one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	October 31, 2024	July 31, 2024
Current Assets
Cash and cash equivalents	$12,506	$23,481
Accounts receivable, net of allowances of $1,562 and $934 at October 31, 2024 and July 31, 2024, respectively	70,544	62,171
Inventories, net	56,025	54,236
Prepaid expenses and other assets	5,040	7,270
Total Current Assets	144,115	147,158

Other Assets
Property, plant and equipment, net	137,947	137,796
Goodwill	15,674	15,443
Trademarks, trade names and patents, net of accumulated amortization of $647 and $625 at October 31, 2024 and July 31, 2024, respectively	6,632	6,662
Customer list, net of accumulated amortization of $8,431 and $8,149 at October 31, 2024 and July 31, 2024, respectively	19,754	20,036
Deferred income taxes	1,075	1,537
Operating lease right-of-use assets	17,552	18,667
Other	7,422	7,306
Total Other Assets	206,056	207,447

Total Assets	$350,171	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2024	July 31, 2024
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,824	15,009
Dividends payable	2,098	2,096
Operating lease liabilities	4,476	4,556
Accrued expenses	33,443	44,016
Total Current Liabilities	54,841	66,677

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $223 and $226 at October 31, 2024 and July 31, 2024, respectively	44,777	49,774
Deferred compensation	5,664	5,667
Long-term operating lease liabilities	14,294	15,391
Other	6,603	6,508
Total Noncurrent Liabilities	71,338	77,340

Total Liabilities	126,179	144,017
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 8,884,473 shares at October 31, 2024 and 8,843,673 shares at July 31, 2024	888	884
Class B Stock, par value $.10 per share, issued 2,518,056 shares at October 31, 2024 and 2,518,056 shares at July 31, 2024	252	252
Additional paid-in capital	62,601	60,877
Retained earnings	246,525	232,247
Accumulated other comprehensive income	727	769
Less Treasury Stock, at cost (3,723,947 Common and 380,628 Class B shares at October 31, 2024 and 3,702,185 Common and 362,649 Class B shares at July 31, 2024)	(87,001)	(84,441)
Total Stockholders’ Equity	223,992	210,588

Total Liabilities & Stockholders’ Equity	$350,171	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Three Months Ended October 31,
	2024	2023

Net Sales	$127,945	$111,438
Cost of Goods Sold	(87,165)	(80,447)
Gross Profit	40,780	30,991
Selling, General and Administrative Expenses	(19,590)	(17,835)
Income from Operations	21,190	13,156

Other (Expense) Income
Interest expense	(734)	(361)
Interest income	150	175
Other, net	(404)	(140)
Total Other Expense, Net	(988)	(326)

Income Before Income Taxes	20,202	12,830
Income Tax Expense	(3,826)	(2,088)
Net Income	16,376	10,742

Earnings Per Share
Basic Common	$2.43	$1.61
Basic Class B	$1.82	$1.21
Diluted Common	$2.25	$1.50
Diluted Class B	$1.82	$1.21
Average Shares Outstanding
Basic Common	4,922	4,827
Basic Class B	1,984	1,967
Diluted Common	6,906	6,794
Diluted Class B	1,984	1,967
Dividends Declared Per Share
Common Stock	$0.310	$0.290
Class B Stock	$0.233	$0.218

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended October 31,
	2024	2023

Net Income	$16,376	$10,742

Other Comprehensive Loss:
Postretirement expenses (net of tax)	(21)	(19)
Cumulative translation adjustment	(21)	(166)
Other Comprehensive Loss:	(42)	(185)
Total Comprehensive Income	$16,334	$10,557

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended October 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2023	11,147,279	(4,010,630)	$1,115	$55,624	$200,796	$(81,207)	$748	$177,076
Net Income	—	—	—	—	10,742	—	—	10,742
Other Comprehensive Loss	—	—	—	—	—	—	(185)	(185)
Dividends Declared	—	—	—	—	(1,953)	—	—	(1,953)
Purchases of Treasury Stock	—	(15,329)	—	—	—	(872)	—	(872)
Net issuance of stock under long-term incentive plans	182,000	(500)	18	14	—	(32)	—	—
Amortization of Restricted Stock	—	—	—	1,108	—	—	—	1,108
Balance, October 31, 2023	11,329,279	(4,026,459)	$1,133	$56,746	$209,585	$(82,111)	$563	$185,916

Balance, July 31, 2024	11,361,729	(4,064,834)	$1,136	$60,877	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	16,376	—	—	16,376
Other Comprehensive Loss	—	—	—	—	—	—	(42)	(42)
Dividends Declared	—	—	—	—	(2,098)	—	—	(2,098)
Purchases of Treasury Stock	—	(29,002)	—	—	—	(1,984)	—	(1,984)
Net issuance of stock under long-term incentive plans	40,800	(10,739)	4	572	—	(576)	—	—
Amortization of Restricted Stock	—	—	—	1,152	—	—	—	1,152
Balance, October 31, 2024	11,402,529	(4,104,575)	$1,140	$62,601	$246,525	$(87,001)	$727	$223,992

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net Income	$16,376	$10,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,381	4,368
Non-cash stock-based compensation	1,152	1,108
Provision for bad debts and cash discounts	628	28
Loss on impairment of patent applications	48	—
Accretion of asset retirement obligation	47	53
Loss on the disposals of property, plant and equipment	80	26
(Increase) decrease in assets:
Accounts receivable	(9,020)	(1,487)
Inventories	(2,033)	(1,374)
Prepaid expenses	2,228	154
Deferred income taxes	462	174
Other assets	962	341
Increase (decrease) in liabilities:
Accounts payable	1,889	(1,289)
Accrued expenses	(6,117)	(4,365)
Deferred compensation	(3)	512
Other liabilities	(1,161)	(427)
Total Adjustments	(5,457)	(2,178)
Net Cash Provided by Operating Activities	10,919	8,564

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,817)	(8,064)
Net Cash Used in Investing Activities	(12,817)	(8,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	(5,000)	—
Dividends paid	(2,096)	(1,927)
Purchases of treasury stock	(1,984)	(872)
Net Cash Used in Financing Activities	(9,080)	(2,799)
Effect of exchange rate changes on cash and cash equivalents	3	124
Net Decrease in Cash and Cash Equivalents	(10,975)	(2,175)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	24,481	31,754
Cash, Cash Equivalents and Restricted Cash, End of Period	$13,506	$29,579

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Three Months Ended October 31,
	2024	2023
Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,506	$29,579
Restricted cash in prepaid expenses and other assets	$1,000	$—
Other cash flows:
Interest payments, net of amounts capitalized	$324	$—
Income tax payments, net of refunds	265	12
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(2,962)	$(843)
Change in capital expenditures in accrued expenses	$(4,540)	$96
Cash dividends declared and accrued	$2,098	$1,953

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2024 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2025.

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

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, have not materially changed. The following is a description of certain of our significant accounting policies:

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
The composition of property, plant and equipment is as follows (in thousands):

	October 31, 2024	July 31, 2024
Gross property, plant and equipment	335,921	333,561
Accumulated depreciation and amortization	(197,974)	(195,765)
Total Property, Plant and Equipment, Net	$137,947	$137,796

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

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.2 million as of both October 31, 2024 and July 31, 2024. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.2 million revenue recognized during the three months ended October 31, 2024, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet includes $4.8 million for the reclamation liability as of both October 31, 2024 and July 31, 2024 and $1.7 million for postretirement health benefit as of both October 31, 2024 and July 31, 2024, respectively.

New Accounting Pronouncements and Regulations.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." These amendments primarily require disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. The requirements will be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
Recently Adopted Accounting Standards
There have been no new accounting pronouncements adopted in the period.

2. EARNINGS PER SHARE
We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing earnings per share, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts actually declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to shares of Common Stock than to shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible by the holders thereof on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of common stock. Diluted EPS, for each class of common stock, is computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, if the effect is dilutive. Dilution for Class B Stock takes into consideration the effect of unvested restricted shares, if the effect is dilutive. Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Three Months Ended October 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$16,376	$12,456	$3,920
Distributed and undistributed earnings on restricted shares	(817)	(517)	(300)
Income available to stockholders	$15,559	$11,939	$3,620

Net Income (Numerator)		$11,939	$3,620
Weighted Average Shares Outstanding (Denominator)		4,922	1,984
Basic EPS		$2.43	$1.82

Effect of dilution - Net Income (1)		$3,620	$—
Net income assuming dilution (Numerator)		$15,559	$3,620

Effect of dilution - Shares (1)		1,984	$—
Shares assuming dilution (Denominator)		6,906	$1,984
Diluted EPS		$2.25	$1.82
(1) The impact of 131,525 shares of unvested Common Stock and 62,663 shares of unvested Class B Stock was anti-dilutive therefore not included in the calculation of diluted EPS

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
(1) The impact of 210,675 shares of unvested Common Stock and 54,370 shares of unvested Class B Stock was anti-dilutive therefore not included in the calculation of diluted EPS

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2024	July 31, 2024
Finished goods	$34,130	$31,772
Packaging	8,563	8,995
Spare parts	6,973	7,059
Other	6,359	6,410
Total Inventories	$56,025	$54,236

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.7 million and $3.8 million as of October 31, 2024 and July 31, 2024, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. We had $0.9 million in cash equivalents as of October 31, 2024 and $3.0 million in cash equivalents as of July 31, 2024.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values at October 31, 2024 and July 31, 2024 due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $47.1 million and $51.1 million as of October 31, 2024 and July 31, 2024, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the Consolidated Financial Statements for further information about such debt.

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
During fiscal year 2024, we recorded additions of intangible assets of $37.4 million related to the acquisition of Ultra Pet Company, Inc. ("Ultra Pet"), the components of which were $20.4 million of customer list, $5.2 million of trade name and $11.8 million of goodwill. During the first quarter of fiscal year 2025 we recognized a measurement period adjustment as a result of our acquisition of Ultra Pet, which increased our goodwill by $0.2 million.

We amortize customer lists and patents on a straight-line basis over periods ranging from 18 to 20 years. Estimated intangible amortization for fiscal year 2025 is $1.2 million. Estimated intangible amortization for each of the next five fiscal years is $1.2 million.

Trademarks and trade names acquired via acquisitions, with a carrying value of $5.6 million, were determined to have an indefinite life and are not amortized.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	October 31, 2024	July 31, 2024
Payables	$9,522	$11,586
Salaries, Wages, Commissions and Employee Benefits	8,972	20,711
Taxes	4,352	1,736
Freight	4,033	2,928
Trade promotions and advertising	3,657	2,743
Other	2,087	3,104
Georgia Landfill Modification Reserve	820	1,208
	$33,443	$44,016

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

In fiscal year 2023, we recorded a reserve for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. During the first quarter of fiscal year 2025, we increased the total estimated cost by $0.4 million resulting in a total $3.5 million expense related to this matter. The modification work is expected to be completed during fiscal year 2025. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020 we issued $10 million in aggregate principal amount of our 3.95% Series

B Senior Notes due May 15, 2030, of which $6 million aggregate principal amount remained outstanding as of October 31, 2024, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031, all of which remained outstanding as of October 31, 2024, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033, all of which remained outstanding as of October 31, 2024. The Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series A Senior Notes, Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note. On September 21, 2023, the Company entered into Amendment No. 4 to the Note Agreement extending the time frame for issuing and selling Shelf Notes to September 21, 2026.

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the “Credit Agreement”), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The Credit Agreement provides for a $75 million unsecured revolving credit facility, including a maximum of $20 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. These restrictive covenants include certain financial covenants such as a covenant to maintain a maximum debt to earnings ratio and to maintain a certain fixed charge coverage ratio. On September 30, 2024, the Company entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amends the Credit Agreement to, among other things: increase the amount the Company may borrow from BMO from time to time pursuant to its revolving line of credit from up to $45 million to up to $75 million and to increase the aggregate maximum amount of letters of credit from up to $10 million to up to $20 million; add an accordion provision to allow the Company to increase the revolving line of credit by up to an additional $50 million, subject to the terms and conditions set forth in the Eighth Amendment; extend the termination date to September 30, 2029; and increase certain restrictive covenant thresholds, including but not limited to, an increase to the permitted acquisitions threshold in the restricted covenants from a cumulative total of $45 million to $100 million.

As of October 31, 2024, and July 31, 2024, we were in compliance with the covenants. There were no new borrowings during the first quarter of fiscal year 2025, however, on October 30, 2024 we elected to pay down $5 million of our total borrowings under the Credit Agreement. As of October 31, 2024 we had $5 million drawn at a 6.66% interest rate. We also had $2.9 million of letters of credit outstanding under the Credit Agreement as of both October 31, 2024 and July 31, 2024.
The Credit Agreement states that we may select a variable interest rate based on either the BMO prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of October 31, 2024, the variable rates would have been 8.00% for the BMO prime-based rate or 5.81% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three months ended October 31, 2024. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended October 31,

	2024	2023
Operating lease cost	$1,370	$546

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31,

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,136	$461
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2024	July 31, 2024
Weighted-average remaining lease term - operating leases	5.3 years	5.4 years
Weighted-average discount rate - operating leases	5.10%	5.10%

Lease liability maturities as of October 31, 2024, are as follows (in thousands):

Fiscal year 2025 (remaining nine months)	$4,061
Fiscal year 2026	4,724
Fiscal year 2027	3,758
Fiscal year 2028	2,949
Fiscal year 2029	2,356
Thereafter	3,480
Total	21,328
Less: imputed interest	(2,558)
Net lease obligation	$18,770

10. OPERATING SEGMENTS

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2024	2023	2024	2023
Cat Litter	$—	$—	$67,676	$60,861
Industrial and Sports	—	—	11,854	$11,416
Agricultural and Horticultural	11,582	10,315	—	—
Fluids Purification	30,603	22,406	—	$—
Animal Health & Nutrition	6,230	6,440	—	—
Net Sales	$48,415	$39,161	$79,530	$72,277

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

	Assets
	October 31, 2024	July 31, 2024
	(in thousands)
Business to Business Products Group	$100,325	$92,300
Retail and Wholesale Products Group	200,545	200,187
Unallocated Assets	49,301	62,118
Total Assets	$350,171	$354,605

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Three Months Ended October 31,
	Net Sales		Income
	2024	2023	2024	2023
	(in thousands)
Business to Business Products Group	$48,415	$39,161	$17,110	$11,123
Retail and Wholesale Products Group	$79,530	72,277	$13,377	11,331
Net Sales	$127,945	$111,438
Corporate Expenses			(9,297)	(9,298)
Income from Operations			21,190	13,156
Total Other Expenses, Net			(988)	(326)
Income before Income Taxes			20,202	12,830
Income Tax Expense			(3,826)	(2,088)
Net Income			16,376	10,742

11. STOCK-BASED COMPENSATION

The Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 1,719,500. As of October 31, 2024, there were 560,724 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2024 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted stock as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 40,800 and 57,000 restricted shares of Common Stock granted during the three months ended October 31, 2024 and 2023, respectively. There were no restricted shares of Class B Stock granted during the three months ended October 31, 2024 and 125,000 in the three months ended October 31, 2023. Stock-based compensation expense was $0.9 million and $0.8 million for the three months ended October 31, 2024 and 2023, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2024	398	$49.63
Granted	41	$68.41
Vested	(78)	$40.50
Forfeitures	(11)	$53.66
Non-vested restricted stock outstanding at October 31, 2024	350	$53.75

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of October 31, 2024 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2024	$1,076	$(307)	$769
Other comprehensive income before reclassifications, net of tax	—	(21)	(21)
Amounts reclassified from accumulated other comprehensive income, net of tax	(21)	—	(21)
Net current-period other comprehensive (loss) income, net of tax	(21)	(21)	(42)
Balance as of October 31, 2024	$1,055	$(328)	$727

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.3 million and $0.1 million for the first three months of fiscal years 2025 and 2024, respectively. There were $0.1 million of outstanding accounts payable due to that vendor as of both October 31, 2024 and July 31, 2024.

One member of our Board retired from the role of President and Chief Executive Officer of one of our customers on September 28, 2019 and is currently party to a post-employment consulting agreement with this customer. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for the first three months of both fiscal years 2025 and 2024. There were no outstanding amounts due from that customer as of either October 31, 2024 or July 31, 2024.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: the Retail and Wholesale Products Group ("Retail and Wholesale" or "R&W") and the Business to Business Products Group ("Business to Business" or "B2B"), as described in Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements. Each operating segment is discussed individually below.

RESULTS OF OPERATIONS

OVERVIEW

Quarterly net sales, gross profit and net income reached all-time highs in the three months ended October 31, 2024. Net sales grew across both the Retail and Wholesale Products Group and the Business to Business Products Group. Both operating segments grew due to higher volumes and favorable mix compared to the same period in fiscal year 2024. Consolidated net sales of $127.9 million increased $16.5 million, or 15%, in the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Gross margin grew to 32% for the three months ended October 31, 2024 compared to 28% for the three months ended October 31, 2023.

Despite higher SG&A and other expenses including tax, consolidated income from operations increased $8.0 million, or 61%, and net income increased $5.6 million, or 52%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023.

Our Condensed Consolidated Balance Sheet as of October 31, 2024 and our Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2024 show an decrease in total cash and cash equivalents from fiscal year-end 2024. The decrease was driven primarily due to the use of cash in investing and financing activities which included capital expenditures, partial payment on our revolving credit facility, dividend payments and treasury stock repurchases. These were partially offset by positive cash flow from operations. Refer to the "Liquidity and Capital Resources" section below for more details.

THREE MONTHS ENDED OCTOBER 31, 2024 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2023

CONSOLIDATED RESULTS

Consolidated net sales for the three months ended October 31, 2024 were $127.9 million, a 15% increase compared to net sales of $111.4 million for the three months ended October 31, 2023. The increase was primarily driven by higher volumes and favorable mix in both our Business to Business and Retail and Wholesale product groups.

Consolidated gross profit in the three months ended October 31, 2024 was $40.8 million, an increase of $9.8 million, or 32%, from gross profit of $31.0 million in the three months ended October 31, 2023. Our gross margin (defined as gross profit as a percentage of net sales) in the three months ended October 31, 2024 increased to 32% from 28% in the three months ended

October 31, 2023. This gross margin expansion was mainly driven by volume growth, which led to improved fixed cost coverage, and favorable product mix. Additionally, we realized production efficiencies at various manufacturing plants which resulted in stronger gross margins for several of our products. While some per ton costs such as transportation have increased, overall cost pressures have lessened and have been mitigated by the positive impact of volume and mix. This resulted in overall per ton cost of goods sold, for the three months ended October 31, 2024, to remain flat when compared to the same period last year.

Total SG&A expenses of $19.6 million for the three months ended October 31, 2024 were higher by $1.8 million, or 10%, compared to $17.8 million for the three months ended October 31, 2023. Corporate unallocated expenses remained flat year over year as the increase was driven by segments' SG&A. The discussion of the segments' operating incomes below describes the changes in SG&A expenses that were allocated to the operating segments.

Total other expenses, net were $1.0 million for the three months ended October 31, 2024 compared to $0.3 million in the same period of fiscal year 2024. The increase was mainly due to higher interest expenses an increase in the estimated landfill modification cost. Refer to Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details regarding the landfill modification accrual.

Consolidated net income before taxes for the three months ended October 31, 2024 was $20.2 million compared to $12.8 million for the three months ended October 31, 2023. Results for the three months ended October 31, 2024 were driven by the factors discussed above.

We had tax expense of $3.8 million for the three months ended October 31, 2024 compared to $2.1 million for the three months ended October 31, 2023. Our tax expense was driven primarily by higher net income. We used an estimated annual effective tax rate ("ETR") of 19% in determining our provision for income taxes, which is based on expected annual taxable income and the assessment of various tax adjustments, including depletion and discrete items.

Consolidated quarterly net income reached a record $16.4 million in the three months ended October 31, 2024, an increase of $5.6 million or 52%, from $10.7 million for the three months ended October 31, 2023.

BUSINESS TO BUSINESS PRODUCTS GROUP

Net sales of the Business to Business Products Group for the three months ended October 31, 2024 were $48.4 million, an increase of $9.3 million, or 24%, from net sales of $39.2 million for the three months ended October 31, 2023, driven by sales of our fluids purification and agricultural products. Net sales of our fluids purification products increased $8.2 million, or 37%, in the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was primarily driven by new and growing demand in the renewable diesel business and, to a lesser extent, higher prices. Net sales increased in all regions except for our subsidiary in the U.K. which is further discussed below. Net sales of our agricultural and horticultural chemical carrier products increased $1.3 million, or 12%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 as a result of stronger demand and, to a lesser extent, higher prices. The volume growth was primarily due to key customers who resumed purchasing after working through inventory surpluses. Net sales of our animal health & nutrition products decreased $0.2 million, or 3%, during the three months ended October 31, 2024 compared to three months ended October 31, 2023. The decrease was driven by the Asia region (including China) and our subsidiary in Mexico, partially offset by higher sales in North America and Latin America. Net sales in Asia were down due to the sell off of existing inventory that occurred in the first quarter of fiscal year 2024 as we transitioned to a master distributor in China. Net sales in Latin America grew due to higher demand of exiting and new customers specifically in Brazil while net sales in North America grew due to higher prices and, to a lesser extent, growth in demand.

SG&A expenses for the Business to Business Products Group increased by $0.7 million, or 20%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase was mainly driven by a preliminary foreign value-added tax ("VAT") assessment and higher research and development costs.

The Business to Business Products Group’s operating income for the three months ended October 31, 2024 was $17.1 million, an increase of $6.0 million, or 54%, from operating income of $11.1 million for the three months ended October 31, 2023. The increase in operating income was mostly driven by higher sales in our fluids purification and agricultural products.

RETAIL AND WHOLESALE PRODUCTS GROUP

Net sales of the Retail and Wholesale Products Group for the three months ended October 31, 2024 were $79.5 million, an increase of $7.3 million, or 10%, from net sales of $72.3 million for the three months ended October 31, 2023. This increase was mainly driven by sales of our new crystal cat litter products and stronger demand for our co-packaged cat litter and industrial products. Total global cat litter net sales for the three months ended October 31, 2024 increased $6.8 million, or 11%, compared to the three months ended October 31, 2023, driven primarily by sales of our new crystal cat litter products and higher demand in our co-packaged business partially offset by a decrease in our clay based cat litter sales. Net sales of co-packaged cat litter increased $2.1 million, or 78%, compared to the three months ended October 31, 2024 due to higher demand. In the first quarter of fiscal year 2024, a cyber-attack disrupted a key customer’s ability to place and receive orders, which negatively impacted sales of Oil-Dri’s co-packaged coarse litter. However, the cyber event boosted sales of the Oil-Dri’s branded and private label coarse items, and is currently influencing year-over-year comparisons for both domestic clay and co-packaged litter products. Although total domestic clay litter revenues declined, Oil-Dri continued to experience topline growth of its EPA-approved Cat’s Pride Antibacterial Clumping Litter which is currently sold at large brick and mortar and e-commerce retailers. In addition, new distribution of other clay products and accessories was achieved at new and existing customers. Net sales of cat litter by our subsidiary in Canada decreased slightly period over period, as discussed in "Foreign Operations" below. Net sales of our global industrial and sports products increased $0.4 million, or 4%, compared to the three months ended October 31, 2023, primarily driven by increased demand of our clay-based floor absorbent products by new and existing customers.

SG&A expenses for the Retail and Wholesale Products Group were $1.0 million, or 21%, higher during the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to higher compensation related costs, a credit reserve for several customer bankruptcies, amortization of the customer list acquired with Ultra Pet and higher research and development costs. These higher expenses were partially offset by lower advertising expense in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024. We anticipate total advertising expense in fiscal year 2025 to be lower than fiscal year 2024.

The Retail and Wholesale Products Group's operating income for the three months ended October 31, 2024 was $13.4 million, an increase of $2.1 million, or 18%, from operating income of $11.3 million for three months ended October 31, 2023. This was driven primarily by higher volumes including new crystal cat litter sales, partially offset by elevated SG&A expenses, as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the three months ended October 31, 2024 were $5.1 million, a decrease of 27%, compared to net sales of $7.0 million during the three months ended October 31, 2023. The decrease was driven mainly by our subsidiary in China and, to a lesser extent, all other subsidiaries. Net sales of our subsidiary in China decreased $1.7 million, or 100%, in the three months ended October 31, 2024 compared to the same period of fiscal year 2024 due to a sell-off of all existing inventory to a new master distributor, which occurred in the first quarter of fiscal year 2024. Sales to China are now directly through the Company and not through our subsidiary in China. Total net sales of our subsidiary in Canada decreased $0.1 million, or 2%, in the three months ended October 31, 2024 compared to the three months ended October 31, 2023, driven by softer sales volumes of cat litter partially offset by higher net sales of floor absorbents due to higher prices. Net sales of our subsidiaries in the UK and Mexico decreased slightly in the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Net sales by our foreign subsidiaries represented 4% and 6% of our consolidated net sales for the three months ended October 31, 2024 and 2023, respectively.

Our foreign subsidiaries reported net loss of $0.2 million for the three months ended October 31, 2024, compared to net income of $0.6 million in the three months ended October 31, 2023. The decrease in net income was primarily driven by the decrease in China sales as well as the preliminary foreign VAT assessment recognized in the quarter.

Identifiable assets of our foreign subsidiaries as of October 31, 2024, were $9.2 million, compared to $8.7 million as of July 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the three months ended October 31, 2024, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Series B, C and D Senior Notes and Credit Agreement. On September 30, 2024 we amended the Credit Agreement to, among other things, increase our line of credit from $45 million to $75 million in order to gain extra flexibility in our cash position. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

We currently anticipate cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. In addition, we are actively monitoring the timing and collection of our accounts receivable.
The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$10,919	$8,564
Net cash used in investing activities	(12,817)	(8,064)
Net cash used in financing activities	(9,080)	(2,799)
Effect of exchange rate changes on cash and cash equivalents	3	124
Net increase in cash and cash equivalents	$(10,975)	$(2,175)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the three months ended October 31, 2024 were as follows:

Accounts receivable, net of allowances increased by $9.0 million in the three months ended October 31, 2024. The increase in accounts receivable was driven primarily by higher net sales, offset by the level and timing of collections due to payment terms.

Inventory increased by $2.0 million in the three months ended October 31, 2024 due to the building of finished goods inventory to meet anticipated demand.

Prepaid expenses decreased by $2.2 million in the three months ended October 31, 2024. The decrease is mainly due to the timing of tax and insurance payments.

Excluding the impact of payments related to capital expenditures, accounts payable increased by $1.9 million in the three months ended October 31, 2024. The increase was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the three months ended October 31, 2024 there was a $3.0 million decrease in accounts payable related to capital expenditures recognized as cash used in investing activities

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $6.1 million in the three months ended October 31, 2024. The decrease was mainly due to the payout of annual bonuses and taxes, and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels and vendor payment terms including freight. In the three months ended October 31, 2024 there was a $4.5 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities

Net cash used in investing activities

Cash used in investing activities of $12.8 million in the three months ended October 31, 2024 was driven by capital expenditures. During the three months ended October 31, 2024 we continued to expand our plant equipment and improve our facilities to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities of $9.1 million in the three months ended October 31, 2024 was primarily driven by a $5 million payment of our borrowing under the Credit Agreement, as well as cash used for dividend payments and treasury stock repurchases.

Other

Total cash balances held by our foreign subsidiaries of $4.7 million as of October 31, 2024 decreased compared to $4.5 million as of July 31, 2024. See further discussion in "Foreign Operations" above.

As of October 31, 2024, we had remaining authority to repurchase 368,902 shares of Common Stock and 244,113 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include changes in commodity prices, interest rates, foreign currency exchange rates, and duties and tariffs, along with the impact of inflation. We do not engage in financial transactions for trading or speculative purposes.

Commodity Prices Risk. We are primarily exposed to fluctuations in market prices with respect to the commodities necessary for producing, packaging, and shipping our products, and in particular with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal years 2024 and 2023, we purchased several forward fuel contracts in Georgia and California which will cover a portion of our needs through fiscal year 2026. These contracts totaled approximately $4.3 million in fiscal year 2024, and a 10% change in the market price for fuel would have resulted in an additional pretax gain or loss of approximately $0.4 million as the related inventory containing those inputs was sold.

Interest Rate Risk. The interest payable on amounts borrowed pursuant to our Credit Agreement is based on variable interest rates and is therefore affected by changes in interest rates. In addition, we have investments consisting of cash, cash equivalents and short-term investments which are also affected by changes in interest rates. Based on our current and expected levels of borrowing and investing, we do not expect changes in interest rates to have a material impact on our results of operations or financial position.

Foreign Currency Risk. We are exposed to foreign currency risk, primarily the U.S. dollar relative to the local currency in the foreign markets we do business in. This risk is related to our foreign subsidiaries' financial results, to certain accounts receivable and to our ability to sell in foreign markets. We are subject to the impact of currency fluctuation upon translation of our foreign subsidiaries’ financial statements from local currencies to U.S. dollars. In recent years, our foreign subsidiaries have not generated a substantial portion of our consolidated net sales or net income. In addition, the portion of our consolidated accounts receivable denominated in foreign currencies has not been significant. Finally, foreign net sales of our products may be influenced by the relative strength of the U.S. dollar compared to various other currencies, which makes our products relatively more or less expensive than our foreign competitors' products in local marketplaces. We do not enter into any hedge contracts to offset any adverse effect of changes in currency exchange rates. Foreign currency fluctuations did not have a material impact on our results of operations or financial position during any of the fiscal periods presented, and we do not expect changes in foreign currency rates to have a material impact on our results of operations or financial position.

Duties and Tariffs Market Risk. We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our manufacturing plants. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk. Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflationary pressure, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Items 1, 3, and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II of Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2024, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
August 1, 2024 to August 31, 2024	—	$—	—	379,925
September 1, 2024 to September 30, 2024	—	$—	—	379,925
October 1, 2024 to October 31, 2024	11,023	$68.45	—	368,902
Class B Stock
August 1, 2024 to August 31, 2024	—	$—	—	262,092
September 1, 2024 to September 30, 2024	—	$—	—	262,092
October 1, 2024 to October 31, 2024	17,979	$68.43	—	244,113

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

3 All purchased shares were surrendered by employees to pay taxes related to restricted stock awards.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Eighth Amendment to Credit Agreement, dated September 30, 2024, by and between Oil-Dri Corporation of America and BMO Bank N.A. (formerly known as BMO Harris Bank N.A.).	Incorporated by reference to Exhibit 10.1 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on September 30, 2024

31	Certifications pursuant to Rule 13a–14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Dated:  December 9, 2024