Form 10-Q
period 2025-01-31
Oil-Dri Corp of America
filed 2025-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of February 28, 2025, 10,320,217 shares of the registrant's Common Stock and 4,269,856 shares of the registrant's Class B Stock were outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other documents that we file with the Securities and Exchange Commission ("SEC"), may constitute forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts, assumptions and projections about future events, our future performance, the future of our business, our plans and strategies, projections, anticipated trends, the economy and other future developments and their potential effects on us. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Forward-looking statements can be identified by words such as "expect," "outlook," "forecast," "would," "could," "should," "project," "intend," "plan," "continue," "believe," "seek," "estimate," "anticipate," "may," "assume," "potential," "strive," and similar references to future periods.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements, including, but not limited to, those described herein and in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and from time to time in our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARK NOTICE

"Oil-Dri" is a registered trademark of Oil-Dri Corporation of America.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	January 31, 2025	July 31, 2024
Current Assets
Cash and cash equivalents	$22,589	$23,481
Accounts receivable, net of allowances of $1,348 and $934 at January 31, 2025 and July 31, 2024, respectively	66,086	62,171
Inventories, net	55,231	54,236
Prepaid expenses and other assets	5,110	7,270
Total Current Assets	149,016	147,158

Other Assets
Property, plant and equipment, net	137,416	137,796
Goodwill	15,706	15,443
Trademarks, trade names and patents, net of accumulated amortization of $653 and $625 at January 31, 2025 and July 31, 2024, respectively	6,630	6,662
Customer list, net of accumulated amortization of $8,713 and $8,149 at January 31, 2025 and July 31, 2024, respectively	19,471	20,036
Deferred income taxes	1,683	1,537
Operating lease right-of-use assets	16,417	18,667
Other	7,408	7,306
Total Other Assets	204,731	207,447

Total Assets	$353,747	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2025	July 31, 2024
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	14,004	15,009
Dividends payable	2,097	2,096
Operating lease liabilities	4,357	4,556
Accrued expenses	30,732	44,016
Total Current Liabilities	52,190	66,677

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $204 and $226 at January 31, 2025 and July 31, 2024, respectively	39,796	49,774
Deferred compensation	5,956	5,667
Long-term operating lease liabilities	13,261	15,391
Other	6,684	6,508
Total Noncurrent Liabilities	65,697	77,340

Total Liabilities	117,887	144,017
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,215,961 shares at January 31, 2025 and 15,172,186 shares at July 31, 2024	1,522	1,517
Class B Stock, par value $.10 per share, issued 4,650,484 shares at January 31, 2025 and 4,652,984 shares at July 31, 2024	465	465
Additional paid-in capital	63,195	60,031
Retained earnings	257,349	232,247
Accumulated other comprehensive income	561	769
Less Treasury Stock, at cost (4,895,344 Common and 380,628 Class B shares at January 31, 2025 and 4,867,880 Common and 362,649 Class B shares at July 31, 2024)	(87,232)	(84,441)
Total Stockholders’ Equity	235,860	210,588

Total Liabilities & Stockholders’ Equity	$353,747	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Six Months Ended January 31,
	2025	2024

Net Sales	$244,859	$217,106
Cost of Goods Sold	(169,631)	(155,173)
Gross Profit	75,228	61,933
Selling, General and Administrative Expenses	(36,556)	(33,612)
Income from Operations	38,672	28,321

Other (Expense) Income
Interest expense	(1,340)	(723)
Interest income	236	472
Other, net	(1,106)	(558)
Total Other Expense, Net	(2,210)	(809)

Income Before Income Taxes	36,462	27,512
Income Tax Expense	(7,165)	(4,388)
Net Income	29,297	23,124

Earnings Per Share
Basic Common	$2.17	$1.72
Basic Class B	$1.63	$1.29
Diluted Common	$2.01	$1.60
Diluted Class B	$1.63	$1.29
Average Shares Outstanding
Basic Common	9,870	9,712
Basic Class B	3,986	3,943
Diluted Common	13,856	13,655
Diluted Class B	3,986	3,943
Dividends Declared Per Share
Common Stock	$0.310	$0.290
Class B Stock	$0.233	$0.218

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Six Months Ended January 31,
	2025	2024

Net Income	$29,297	$23,124

Other Comprehensive Loss:
Postretirement expenses (net of tax)	(47)	(43)
Cumulative translation adjustment	(161)	28
Other Comprehensive Loss	(208)	(15)
Total Comprehensive Income	$29,089	$23,109

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended January 31,
	2025	2024

Net Sales	$116,914	$105,668
Cost of Goods Sold	(82,466)	(74,726)
Gross Profit	34,448	30,942
Selling, General and Administrative Expenses	(16,966)	(15,777)
Income from Operations	17,482	15,165

Other (Expense) Income
Interest expense	(606)	(362)
Interest income	86	297
Other, net	(702)	(418)
Total Other Expense, Net	(1,222)	(483)

Income Before Income Taxes	16,260	14,682
Income Tax Expense	(3,339)	(2,300)
Net Income	12,921	12,382

Net Income Per Share
Basic Common	$0.95	$0.92
Basic Class B	$0.72	$0.69
Diluted Common	$0.89	$0.85
Diluted Class B	$0.72	$0.69
Average Shares Outstanding
Basic Common	9,895	9,766
Basic Class B	4,004	3,955
Diluted Common	13,899	13,721
Diluted Class B	4,004	3,955
Dividends Declared Per Share
Basic Common	$0.1550	$0.1450
Basic Class B	$0.1165	$0.1090

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended January 31,
	2025	2024

Net Income Attributable to Oil-Dri	$12,921	$12,382

Other Comprehensive (Loss) Income:
Postretirement expenses (net of tax)	(26)	(24)
Cumulative translation adjustment	(140)	194
Other Comprehensive (Loss) Income	(166)	170
Total Comprehensive Income	$12,755	$12,552

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended January 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, October 31, 2023	19,792,720	(5,192,154)	$1,979	$55,900	$209,585	$(82,111)	$563	$185,916
Net Income (Loss)	—	—	—	—	12,382	—	—	12,382
Other Comprehensive Income	—	—	—	—	—	—	170	170
Dividends Declared	—	—	—	—	(1,972)	—	—	(1,972)
Purchases of Treasury Stock	—	(24,746)	—	—	—	(1,703)	—	(1,703)
Net issuance of stock under long-term incentive plans	13,000	(5,525)	1	213	—	(215)	—	(1)
Amortization of Restricted Stock	—	—	—	1,246	—	—	—	1,246
Balance, January 31, 2024	19,805,720	(5,222,425)	$1,980	$57,359	$219,995	$(84,029)	$733	$196,038

Balance, October 31, 2024	19,865,970	(5,270,270)	$1,986	$61,755	$246,525	$(87,001)	$727	$223,992
Net Income	—	—	—	—	12,921	—	—	12,921
Other Comprehensive Loss	—	—	—	—	—	—	(166)	(166)
Dividends Declared	—	—	—	—	(2,097)	—	—	(2,097)
Purchases of Treasury Stock	—	(4,419)	—	—	—	(180)	—	(180)
Net issuance of stock under long-term incentive plans	475	(1,283)	1	50	—	(51)	—	—
Amortization of Restricted Stock	—	—	—	1,390	—	—	—	1,390
Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860

	For the Six Months Ended January 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2023	19,610,720	(5,176,325)	$1,961	$54,778	$200,796	$(81,207)	$748	$177,076
Net Income (Loss)	—	—	—	—	23,124	—	—	23,124
Other Comprehensive Loss	—	—	—	—	—	—	(15)	(15)
Dividends Declared	—	—	—	—	(3,925)	—	—	(3,925)
Purchases of Treasury Stock	—	(40,075)	—	—	—	(2,575)	—	(2,575)
Net issuance of stock under long-term incentive plans	195,000	(6,025)	19	227	—	(247)	—	(1)
Amortization of Restricted Stock	—	—	—	2,354	—	—	—	2,354
Balance, January 31, 2024	19,805,720	(5,222,425)	$1,980	$57,359	$219,995	$(84,029)	$733	$196,038

Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	29,297	—	—	29,297
Other Comprehensive Loss	—	—	—	—	—	—	(208)	(208)
Dividends Declared	—	—	—	—	(4,195)	—	—	(4,195)
Purchases of Treasury Stock	—	(33,421)	—	—	—	(2,164)	—	(2,164)
Net issuance of stock under long-term incentive plans	41,275	(12,022)	5	622	—	(627)	—	—
Amortization of Restricted Stock	—	—	—	2,542	—	—	—	2,542
Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net Income	$29,297	$23,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,817	8,854
Non-cash stock-based compensation	2,542	2,354
Provision for bad debts and cash discounts	415	(16)
Loss on impairment of patent applications	49	—
Accretion of asset retirement obligation	95	105
Loss on the disposals of property, plant and equipment	95	141
(Increase) decrease in assets:
Accounts receivable	(4,424)	(64)
Inventories	(1,394)	(3,666)
Prepaid expenses	1,019	(3,217)
Deferred income taxes	110	381
Other assets	2,094	311
Increase (decrease) in liabilities:
Accounts payable	1,989	(3,243)
Accrued expenses	(8,371)	(7,582)
Deferred compensation	289	911
Other liabilities	(2,292)	(448)
Total Adjustments	3,033	(5,179)
Net Cash Provided by Operating Activities	32,330	17,945

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,806)	(15,546)
Acquisition of a business	(115)	—
Net Cash Used in Investing Activities	(17,921)	(15,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	(10,000)	—
Dividends paid	(4,194)	(3,889)
Purchases of treasury stock	(2,164)	(2,575)
Net Cash Used in Financing Activities	(16,358)	(6,464)
Effect of exchange rate changes on cash and cash equivalents	57	111
Net Decrease in Cash and Cash Equivalents	(1,892)	(3,954)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	24,481	31,754
Cash and Cash Equivalents, End of Period	$22,589	$27,800

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Six Months Ended January 31,
	2025	2024
Supplemental disclosures:
Restricted Cash:
Beginning balance	$1,000	$—
Converted to unrestricted cash	$(885)	$—
Final settlement of acquisition of Ultra Pet	$(115)	$—
Ending balance	$—	$—
Other cash flows:
Interest payments, net of amounts capitalized	$848	$545
Income tax payments, net of refunds	7,860	8,072
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(2,781)	$(1,813)
Change in capital expenditures in accrued expenses	$(5,024)	$(739)
Cash dividends declared and accrued	$2,097	$1,963

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2025 are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2025.

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These immaterial reclassifications had no effect on the previously reported net income.
Stock Split
On October 9, 2024, we announced that our Board of Directors (our "Board") approved a two-for-one stock split in the form of a stock dividend. Stockholders of record as of the close of business on December 20, 2024 received a distribution of one additional share of Common Stock, par value $0.10 per share ("Common Stock"), for each share of Common Stock held by such stockholder and one additional share of Class B Stock, par value $0.10 per share ("Class B Stock"), for each share of Class B Stock held by such stockholder as of the record date. The additional shares were distributed on January 3, 2025, and our Common Stock began trading on a post-split basis on January 6, 2025.
The stock split did not affect the par value of the Common Stock or Class B Stock, however, in order to implement the stock split, we amended our Certificate of Incorporation on December 11, 2024 to increase the number of authorized shares of Common Stock from 15 million to 30 million. Proportionate adjustments were made to the number of shares that remain available for issuance pursuant to the Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan, as amended (the "2006 Plan"), as well as to the outstanding awards under the 2006 Plan.
Unless noted, all Common Stock and Class B Stock share and per share amounts contained in the unaudited Condensed Consolidated Financial Statements and management's discussion and analysis have been retroactively adjusted to reflect the stock split. The impact to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Stockholders' Equity herein was an increase of $0.8 million to Common Stock and Class B Stock, with an offsetting decrease in Additional Paid-In-Capital, which has been retroactively adjusted for all periods presented. The change in treasury shares reflects the stock split on shares held by wholly owned subsidiaries which are presented as treasury shares on a consolidated basis.

Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty. All our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, have not materially changed. The following is a description of certain of our significant accounting policies:

Trade Receivables. We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk, and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken.

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

These assets are carried at cost on the Condensed Consolidated Balance Sheet and are reviewed for possible impairment on an annual basis or when circumstances indicate that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.
The composition of property, plant and equipment is as follows (in thousands):

	January 31, 2025	July 31, 2024
Gross property, plant and equipment	$340,000	$333,561
Accumulated depreciation and amortization	(202,584)	(195,765)
Total Property, Plant and Equipment, Net	$137,416	$137,796

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

Leases. ASC 842, Leases, provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use ("ROU") asset is recognized at the commencement date on our Condensed Consolidated Balance Sheet. As provided in ASC 842, we have elected not to apply these measurements and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our Condensed Consolidated Balance Sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we used an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

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

Some of our contracts may contain lease components as well as non-lease components, such as an agreement to purchase services. As allowed under ASC 842, we have elected not to separate the lease components from non-lease components for all asset classes, and we will not allocate the contract consideration to these components. This policy was applied to all existing leases upon adoption of ASC 842 and will be applied to new leases on an ongoing basis.

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors and retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred, and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties and any related obligations.

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.1 million as of January 31, 2025, and $0.2 million as of July 31, 2024. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.2 million revenue recognized during the six months ended January 31, 2025, that was included in the liability for advance payments at the beginning of the period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, wages and benefits associated with staff outside the manufacturing and distribution functions, all marketing related costs, any miscellaneous trade spending expenses not required to be included in net sales, research and development costs, depreciation and amortization related to assets outside the manufacturing and distribution process, and all other non-manufacturing and non-distribution expenses.

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet include $4.9 million and $4.8 million for the reclamation liability as of January 31, 2025, and July 31, 2024, respectively, and $1.7 million for postretirement health benefit as of both January 31, 2025 and July 31, 2024.

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

2. EARNINGS PER SHARE

We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing EPS, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to shares of Common Stock than to shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible by the holders thereof on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of common stock. Diluted EPS for Common Stock is derived utilizing the most dilutive result of the if-converted, treasury stock and two-class methods. In our case, the if-converted method is more dilutive than the two-class method and because our unvested restricted stock participates in dividends and is therefore anti-dilutive the treasury stock method does not apply. For Class B Stock, diluted EPS is derived utilizing the two-class method since, as with our Common Stock, our unvested restricted stock participates in dividends and is therefore anti-dilutive, making the treasury stock method inapplicable. The reverse treasury stock method is also inapplicable to both classes as we have no obligation to repurchase our common stock. In both methods, diluted EPS is computed by dividing net earnings by the weighted-average number of shares and potential shares outstanding during the period, taking into consideration different potential shares outstanding based on the method used. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, unless such shares are anti-dilutive, in which case they are not considered. Dilution for Class B Stock takes into consideration the effect of unvested restricted shares, unless such shares are anti-dilutive, in which case they are not considered.

Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Six Months Ended January 31, 2025			For the Six Months Ended January 31, 2024
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$29,297	$22,316	$6,981	$23,124	$17,597	$5,527
Distributed and undistributed earnings on restricted shares	(1,412)	(926)	(486)	(1,339)	(905)	(434)
Income available to stockholders	$27,885	$21,390	$6,495	$21,785	$16,692	$5,093

Net Income (Numerator)		$21,390	$6,495		$16,692	$5,093
Weighted Average Shares Outstanding (Denominator)		9,870	3,986		9,712	3,943
Basic EPS		$2.17	$1.63		$1.72	$1.29

Effect of dilution - Net Income (1)		$6,495	$—		$5,093	$—
Net income assuming dilution (Numerator)		$27,885	$6,495		$21,785	$5,093

Effect of dilution - Shares (1)		3,986	$—		3,943	$—
Shares assuming dilution (Denominator)		13,856	$3,986		13,655	$3,943
Diluted EPS		$2.01	$1.63		$1.60	$1.29
(1) The impact of 254,192 unvested shares of Common Stock and 116,949 unvested shares of Class B Stock was anti-dilutive therefore not included in the calculation of diluted EPS for the six months ended January 31, 2025. The impact of 368,382 unvested shares of Common Stock and 93,487 unvested shares of Class B Stock was anti-dilutive, and therefore not included in the calculation of diluted EPS for the six months ended January 31, 2024.

	For the Three Months Ended January 31, 2025			For the Three Months Ended January 31, 2024
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$12,921	$9,855	$3,066	$12,382	$9,415	$2,967
Distributed and undistributed earnings on restricted shares	(598)	(406)	(192)	(698)	(453)	(245)
Income available to stockholders	$12,323	$9,449	$2,874	$11,684	$8,962	$2,722

Net Income (Numerator)		$9,449	$2,874		$8,962	$2,722
Weighted Average Shares Outstanding (Denominator)		9,895	4,004		9,766	3,955
Basic EPS		$0.95	$0.72		$0.92	$0.69

Effect of dilution - Net Income (1)		$2,874	$—		$2,722	$—
Net income assuming dilution (Numerator)		$12,323	$2,874		$11,684	$2,722

Effect of dilution - Shares (1)		4,004	$—		3,955	$—
Shares assuming dilution (Denominator)		13,899	$4,004		13,721	$3,955
Diluted EPS		$0.89	$0.72		$0.85	$0.69
(1) The impact of 250,151 unvested shares of Common Stock and 105,024 unvested shares of Class B Stock was anti-dilutive therefore not included in the calculation of diluted EPS for the three months ended January 31, 2025. The impact of 317,055 unvested shares of Common Stock and 78,349 unvested shares of Class B Stock was anti-dilutive, and therefore not included in the calculation of diluted EPS for the three months ended January 31, 2024.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2025	July 31, 2024
Finished goods	$32,795	$31,772
Packaging	8,261	8,995
Spare parts	6,892	7,059
Other	7,283	6,410
Total Inventories	$55,231	$54,236

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.6 million and $3.8 million as of January 31, 2025 and July 31, 2024, respectively.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. We had $0.9 million in cash equivalents as of January 31, 2025 and $3.0 million in cash equivalents as of July 31, 2024.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values at January 31, 2025 and July 31, 2024 due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $40.4 million and $51.1 million as of January 31, 2025 and July 31, 2024, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about such debt.

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
During fiscal year 2024, we recorded additions of intangible assets of $37.4 million related to the acquisition of Ultra Pet Company, Inc. ("Ultra Pet"), the components of which were $20.4 million of customer list, $5.2 million of trade name and $11.8 million of goodwill. During fiscal year 2025, we recognized a measurement period adjustment as a result of our acquisition of Ultra Pet, which increased our goodwill by $0.3 million.

We amortize customer lists on a straight-line basis over a useful life of 18 years and patents on a straight-line basis over periods ranging from 11 to 20 years. Estimated intangible amortization for fiscal year 2025 is $1.2 million. Estimated intangible amortization for each of the next five fiscal years is $1.2 million.

Trademarks and trade names acquired via acquisitions, with a carrying value of $5.6 million, were determined to have an indefinite life and are not amortized.

6. ACCRUED EXPENSES

Accrued expenses is as follows (in thousands):

	January 31, 2025	July 31, 2024
Salaries, Wages, Commissions and Employee Benefits	$11,961	$20,711
Payables	7,797	11,586
Freight	4,578	2,928
Trade Promotions and Advertising	2,764	2,743
Taxes	1,067	1,736
Georgia Landfill Modification Reserve	840	1,208
Other	1,725	3,104
	$30,732	$44,016

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

In fiscal year 2023, we recorded a reserve for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. During fiscal year 2025, we increased the total estimated cost by $0.6 million resulting in a total $3.7 million expense related to this matter. The modification work is expected to be completed during fiscal year 2025. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $6 million aggregate principal amount remained outstanding as of January 31, 2025, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of January 31, 2025, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of January 31, 2025. The Note Agreement also provides us with the ability to request, from time to time, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note. On September 21, 2023, the Company entered into Amendment No. 4 to the Note Agreement extending the time frame for issuing and selling Shelf Notes to September 21, 2026.

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the “Credit Agreement”), among us, BMO Harris Bank N.A (“BMO”), and certain of our domestic subsidiaries. The Credit Agreement provides for a $75 million unsecured revolving credit facility, including a maximum of $20 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. These restrictive covenants include certain financial covenants such as a covenant to maintain a maximum debt to earnings ratio and to maintain a certain fixed charge coverage ratio. On September 30, 2024, the Company entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amends the Credit Agreement to, among other things: (i) increase the amount the Company may borrow from BMO from time to time pursuant to its revolving line of credit from up to $45 million to up to $75 million; (ii) increase the aggregate maximum amount of letters of credit from up to $10 million to up to $20 million; (iii) add an accordion provision to allow the Company to increase the revolving line of credit by up to an additional $50 million, subject to the terms and conditions set forth in the Eighth Amendment; (iv) extend the termination date to September 30, 2029; and (v) increase certain restrictive covenant thresholds, including but not limited to, an increase to the permitted acquisitions threshold in the restricted covenants from a cumulative total of $45 million to $100 million.

As of January 31, 2025, and July 31, 2024, we were in compliance with the restrictive covenants under the Credit Agreement. There were no new borrowings during the second quarter of fiscal year 2025; however, during the first half of fiscal year 2025 we elected to pay down $10 million of our borrowings under the Credit Agreement. As of January 31, 2025, we do not have any outstanding borrowings under the Credit Agreement. We had $2.9 million of letters of credit outstanding under the Credit Agreement as of both January 31, 2025 and July 31, 2024.
The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted Secured Overnight Financing ("SOFR")-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of January 31, 2025, the variable rates would have been 7.50% for the BMO prime-based rate or 5.55% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the six months ended January 31, 2025. Operating lease costs are included in Cost of Goods Sold or SG&A expenses in the unaudited Condensed Consolidated Statements of Operations based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2025	2024	2025	2024
Operating lease cost	$1,369	$1,084	$2,739	$1,630
Short-term operating lease cost	$347	$481	$707	$1,023

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,150	$1,062	$2,286	$1,686
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,699	$—	$3,699

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2025	July 31, 2024
Weighted-average remaining lease term - operating leases	5.1 years	5.4 years
Weighted-average discount rate - operating leases	5.11%	5.10%

Lease liability maturities as of January 31, 2025, are as follows (in thousands):

Fiscal year 2025 (remaining six months)	$2,681
Fiscal year 2026	4,724
Fiscal year 2027	3,758
Fiscal year 2028	2,948
Fiscal year 2029	2,356
Thereafter	3,478
Total	19,945
Less: imputed interest	(2,327)
Net lease obligation	$17,618

10. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. The Retail and Wholesale Products Group is comprised of our Cat Litter and Industrial and Sports Products and the Business to Business Products Group is comprised of our Agricultural and Horticultural, Fluids Purification, and Animal Health & Nutrition Products.These operating segments are managed separately, and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. The Business to Business Products Group customers include processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, and distributors of animal health and nutrition products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2025	2024	2025	2024
Cat Litter	$—	$—	$130,913	$120,187
Industrial and Sports	—	—	22,115	$21,524
Agricultural and Horticultural	20,757	19,593	—	—
Fluids Purification	57,115	45,115	—	$—
Animal Health & Nutrition	13,959	10,687	—	—
Net Sales	$91,831	$75,395	$153,028	$141,711

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2025	2024	2025	2024
Cat Litter	$—	$—	$63,237	$59,326
Industrial and Sports	—	—	10,261	10,108
Agricultural and Horticultural	9,175	9,278	—	—
Fluids Purification	26,512	22,709	—	—
Animal Health & Nutrition	7,729	4,247	—	—
Net Sales	$43,416	$36,234	$73,498	$69,434

We do not rely on any segment asset allocations, and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	January 31, 2025	July 31, 2024
	(in thousands)
Business to Business Products Group	$99,096	$92,300
Retail and Wholesale Products Group	196,844	200,187
Unallocated Assets	57,807	62,118
Total Assets	$353,747	$354,605

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Six Months Ended January 31,
	Net Sales		Income
	2025	2024	2025	2024
	(in thousands)
Business to Business Products Group	$91,831	$75,395	$31,432	$22,108
Retail and Wholesale Products Group	153,028	141,711	$24,705	23,208
Net Sales	$244,859	$217,106
Corporate Expenses			(17,465)	(16,995)
Income from Operations			38,672	28,321
Total Other Expenses, Net			(2,210)	(809)
Income before Income Taxes			36,462	27,512
Income Tax Expense			(7,165)	(4,388)
Net Income			$29,297	$23,124

	For the Three Months Ended January 31,
	Net Sales		Income
	2025	2024	2025	2024
	(in thousands)
Business to Business Products Group	$43,416	$36,234	$14,322	$10,985
Retail and Wholesale Products Group	73,498	69,434	11,328	11,877
Net Sales	$116,914	$105,668
Corporate Expenses			(8,168)	(7,697)
Income from Operations			17,482	15,165
Total Other Expenses, Net			(1,222)	(483)
Income before Income Taxes			16,260	14,682
Income Tax Expense			(3,339)	(2,300)
Net Income			$12,921	$12,382

11. STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of January 31, 2025, there were 1,126,883 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted shares as of January 31, 2025 were issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted shares as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 82,550 and 140,000 restricted shares of Common Stock granted during the six months ended January 31, 2025 and 2024, respectively. There were no restricted shares of Class B Stock granted during the six months ended January 31, 2025 and 250,000 restricted shares of Class B Stock granted during the six months ended January 31, 2024. Stock-based compensation expense was $1.1 million and $1.0 million for the three months ended January 31, 2025 and 2024, respectively, and $1.9 million and $1.8 million for the six months ended January 31, 2025 and 2024, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2024	795	$24.82
Granted	83	$34.33
Vested	(172)	$19.98
Forfeitures	(23)	$27.24
Non-vested restricted stock outstanding at January 31, 2025	683	$27.10

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of January 31, 2025 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2024	$1,076	$(307)	$769
Other comprehensive income before reclassifications, net of tax	—	(161)	(161)
Amounts reclassified from accumulated other comprehensive income, net of tax	(47)	—	(47)
Net current-period other comprehensive (loss) income, net of tax	(47)	(161)	(208)
Balance as of January 31, 2025	$1,029	$(468)	$561

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.2 million and $0.4 million for the three months ended January 31, 2025 and January 31, 2024, respectively, and $0.5 million for the first six months of both fiscal years 2025 and 2024. There were no outstanding accounts payable due to that vendor as of January 31, 2025 and $0.1 million in outstanding accounts payable due as of July 31, 2024.

One member of our Board retired from the role of President and Chief Executive Officer of one of our customers on September 28, 2019, and is currently party to a post-employment consulting agreement with this customer. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for the three months ended January 31, 2025. There were no sales to that customer for the three months ended January 31, 2024. Total sales to that customer, including sales to its subsidiaries, were $0.2 million and $0.1 million for the first six months of fiscal years 2025 and 2024, respectively. There were no outstanding amounts due from that customer as of either January 31, 2025 or July 31, 2024.

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

OVERVIEW

We develop, mine, manufacture and market sorbent products principally produced from clay minerals, primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. Our principal products include agricultural and horticultural chemical carriers, animal health and nutrition products, cat litter, fluids purification and filtration bleaching clays, industrial and automotive floor absorbents and sports field products. Our products are sold to two primary customer groups, including customers who resell our products as originally produced to the end consumer and other customers who use our products as part of their production process or use them as an ingredient in their final finished product. We have two reportable operating segments based on the different characteristics of our two primary customer groups: the Retail and Wholesale Products Group ("Retail and Wholesale") and the Business to Business Products Group ("Business to Business"), as described in Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements. Each operating segment is discussed individually below.

RESULTS OF OPERATIONS

OVERVIEW

	For the Six Months Ended January 31,				For the Three Months Ended January 31,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Consolidated Results
Net Sales	$244,859	$217,106	$27,753	13%	$116,914	$105,668	$11,246	11%
Gross Profit	$75,228	$61,933	$13,295	21%	$34,448	$30,942	$3,506	11%
Operating Income	$38,672	$28,321	$10,351	37%	$17,482	$15,165	$2,317	15%
Net income	$29,297	$23,124	$6,173	27%	$12,921	$12,382	$539	4%
Business to Business
Net Sales	$91,831	$75,395	$16,436	22%	$43,416	$36,234	$7,182	20%
Operating Income	$31,432	$22,108	$9,324	42%	$14,322	$10,985	$3,337	30%
Retail & Wholesale
Net Sales	$153,028	$141,711	$11,317	8%	$73,498	$69,434	$4,064	6%
Operating Income	$24,705	$23,208	$1,497	6%	$11,328	$11,877	$(549)	(5)%

Fiscal year 2025 continues to be a strong year with consolidated net sales, gross profit and net income growing in the six months ended January 31, 2025 when compared to the six months January 31, 2024. Net sales grew across both the Business to Business Products Group and the Retail and Wholesale Products Group. Both operating segments grew due to stronger demand, favorable product mix and higher prices compared to the same period in fiscal year 2024. Consolidated net sales of $244.9 million increased $27.8 million, or 13%, in the six months ended January 31, 2025, compared to the six months ended January 31, 2024. Gross margin grew to 31% for the six months ended January 31, 2025, compared to 29% for the six months ended January 31, 2024.

Despite higher SG&A and other expenses consolidated income from operations increased $10.4 million, or 37%, and including the impact of tax consolidated net income increased $6.2 million, or 27%, for the six months ended January 31, 2025, compared to the six months ended January 31, 2024.

Our Condensed Consolidated Balance Sheet as of January 31, 2025, and our Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2025 show a decrease in total cash and cash equivalents from fiscal year-end 2024. The decrease was driven primarily due to the use of cash in investing and financing activities which included capital expenditures, partial payment on our revolving credit facility, dividend payments and treasury stock repurchases. These were partially offset by positive cash flow from operations. Refer to the "Liquidity and Capital Resources" section below for more details.
Stock Split
On October 9, 2024, the Company announced that our Board approved a two-for-one stock split in the form of a stock dividend. Stockholders of record as of the close of business on December 20, 2024 received a distribution of one additional share of Common Stock for each share of Common Stock held by such stockholder and one additional share of Class B Stock for each share of Class B Stock held by such stockholder as of the record date. The additional shares were distributed on January 3, 2025, and our Common Stock began trading on a post-split basis on January 6, 2025.
The stock split did not affect the par value of the Common Stock or Class B Stock, however, in order to implement the stock split we amended our Certificate of Incorporation on December 11, 2024 to increase the number of authorized shares of Common Stock from 15 million to 30 million. Proportionate adjustments were made to the number of shares that remain available for issuance pursuant to the 2006 Plan, as well as to the outstanding awards under the 2006 Plan.

SIX MONTHS ENDED JANUARY 31, 2025 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2024

CONSOLIDATED RESULTS

Consolidated net sales for the six months ended January 31, 2025 were $244.9 million, a 13% increase compared to net sales of $217.1 million for the six months ended January 31, 2024. The increase across both our Business to Business and Retail and Wholesale product groups was primarily driven by a combination of stronger demand for our products, favorable product mix and higher prices.

Consolidated gross profit in the six months ended January 31, 2025 was $75.2 million, an increase of $13.3 million, or 21%, from gross profit of $61.9 million in the six months ended January 31, 2024. Our gross margin (defined as gross profit as a percentage of net sales) in the six months ended January 31, 2025 increased to 30.7% from 28.5% in the six months ended January 31, 2024. This gross margin expansion was mainly driven by volume growth, which led to improved fixed cost coverage, and favorable product mix. Additionally, in the first quarter of fiscal year 2025 we realized production efficiencies at various manufacturing plants which resulted in stronger gross margins for several of our products. However, for the six months ended January 31, 2025 overall domestic per ton cost of goods sold increased 5% compared to the same period of fiscal year 2024. The increase was primarily driven by our product mix across the six months which resulted in higher overall per ton transportation and material costs, which increased 8% and 6%, respectively.

Total SG&A expenses of $36.6 million for the six months ended January 31, 2025 were $2.9 million higher, or 9%, compared to $33.6 million for the six months ended January 31, 2024. Corporate unallocated expenses of $17.5 million for the six months ended January 31, 2025, increased $0.5 million, or 3%, as compared to the six months ended January 31, 2024 mainly driven by acquisition-related expenses incurred in the current year as we continue our Ultra Pet integration as well as a strategic investment in data analytics. The remaining increase was driven by SG&A at the operating segments level as discussed below in the discussion of our segments' operating income including SG&A.

Total other expenses, net were $2.2 million for the six months ended January 31, 2025 compared to $0.8 million in the same period of fiscal year 2024. The increase was mainly due to higher interest expenses, foreign exchange losses, and lower interest income.

We had tax expense of $7.2 million for the six months ended January 31, 2025 compared to $4.4 million for the six months ended January 31, 2024. This includes $1.4 million driven by a higher estimated annual effective tax rate ("ETR") and another $1.4 million due to higher pre-tax income. For the six months ended January 31, 2025 we used an estimated annual ETR of 20% compared to an ETR of 16%, for the six months ended January 31, 2024. The ETR is based on expected annual taxable income and the assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Six Months Ended January 31,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$20,757	$19,593	$1,164	6%
Fluids Purification	57,115	45,115	12,000	27%
Animal Health & Nutrition	13,959	10,687	3,272	31%
Net Sales	$91,831	$75,395	$16,436	22%

Operating Income	$31,432	$22,108	$9,324	42%

Net sales of the Business to Business Products Group for the six months ended January 31, 2025 increased $16.4 million, or 22%, compared to the six months ended January 31, 2024, with growth in all three principal products within this segment. Net sales of our fluids purification products for the six months ended January 31, 2025 increased $12.0 million, or 27%, compared to the six months ended January 31, 2024, primarily driven by growing demand of our products used in renewable diesel filtration in North America and higher prices. Net sales of our animal health & nutrition products for the six months ended January 31, 2025 increased $3.3 million, or 31% compared to the six months ended January 31, 2024, mainly driven by the increase in demand. Net sales of our animal health and nutrition products for the six months ended January 31, 2025 increased compared to the six months ended January 31, 2024 in all regions except for Asia (including China). Net sales in Asia were down due to the sell off of existing inventory that occurred in the first quarter of fiscal year 2024 as we transitioned to a master distributor in China. Net sales of our agricultural and horticultural chemical carrier products for the six months ended January 31, 2025 increased $1.2 million, or 6% compared to the six months ended January 31, 2024 as a result of stronger demand. The stronger demand was primarily due to key customers who resumed purchasing after working through inventory surpluses.

SG&A expenses for the Business to Business Products Group increased by $0.3 million, or 4%, for the six months ended January 31, 2025 compared to the six months ended January 31, 2024. The increase was mainly driven by a preliminary foreign value-added tax ("VAT") assessment recognized in the first quarter, higher research and development costs and marketing spend offset by cost reductions across other general and administrative expenses.

The Business to Business Products Group’s operating income for the six months ended January 31, 2025 was $31.4 million, an increase of $9.3 million, or 42%, from operating income of $22.1 million for the six months ended January 31, 2024. The increase in operating income was mostly driven by favorable product mix, increased demand and lower SGA expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Six Months Ended January 31,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$130,913	$120,187	$10,726	9%
Industrial and Sports	22,115	21,524	591	3%
Net Sales	$153,028	$141,711	$11,317	8%

Operating Income	$24,705	$23,208	$1,497	6%

Net sales of the Retail and Wholesale Products Group for the six months ended January 31, 2025 increased $11.3 million, or 8%, compared to the six months ended January 31, 2024, primarily driven by the introduction of crystal cat litter products. Domestic cat litter net sales were $115.6 million for the six months ended January 31, 2025, an increase of $10.3 million, or 10%, when compared to the six months ended January 31, 2024. This increase was primarily driven by $10.4 million of net sales from the introduction of crystal cat litter products. Net sales of co-packaged cat litter products increased 7% in the six months ended January 31, 2025 compared to the six months ended January 31, 2024. This increase was driven primarily by higher prices. Net sales of our domestic industrial and sports products were $20.9 million for the six months ended January 31, 2025, an increase of $0.7 million, or 3%, when compared to six months ended January 31, 2024, mainly driven by the net effect of higher pricing to offset elevated costs and new distribution to a national retailer. Net sales by our subsidiary in Canada, which span both our cat litter and industrial products, decreased $0.3 million, as discussed below.

SG&A expenses for the Retail and Wholesale Products Group were $2.3 million, or an increase of 25% during the six months ended January 31, 2025 compared to the six months ended January 31, 2024, primarily due to higher compensation related costs, amortization of the customer list acquired with Ultra Pet, higher research and development costs, and a credit reserve for several customer bankruptcies. These higher expenses were partially offset by lower advertising expenses. We anticipate total advertising expense in fiscal year 2025 to be lower than fiscal year 2024.

The Retail and Wholesale Products Group's operating income for the six months ended January 31, 2025 was $24.7 million, an increase of $1.5 million, or 6%, from operating income of $23.2 million for six months ended January 31, 2024. This was driven primarily by the introduction of crystal cat litter products, partially offset by elevated SG&A expenses, as discussed above.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the six months ended January 31, 2025, were $10.1 million, a decrease of 12%, compared to net sales of $11.5 million during the six months ended January 31, 2024. The decrease was driven mainly by our subsidiary in China and to a lesser extent Canada, offset by an increase in net sales in Mexico and the UK. Net sales of our subsidiary in China decreased $1.7 million, or 100%, in the six months ended January 31, 2025 compared to the same period of fiscal year 2024 due to a sell-off of all existing inventory to a new master distributor, which occurred in the first quarter of fiscal year 2024. Sales to China are now directly through the Company and not through our subsidiary in China. Total net sales of our subsidiary in Canada decreased $0.3 million, or 4%, in the six months ended January 31, 2025 compared to the six months ended January 31, 2024 with a decrease in net sales across both cat litter and industrial products. Total net sales of our subsidiary in Mexico increased $0.5 million, or 57%, in the six months ended January 31, 2025 compared to the six months ended January 31, 2024 driven primarily by higher demand. Total net sales of our subsidiary in the UK increased $0.1 million, or 9%, in the six months ended January 31, 2025, compared to the six months ended January 31, 2024, due primarily by higher prices. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales for the six months ended January 31, 2025 and 2024, respectively.

Our foreign subsidiaries reported net loss of $0.3 million for the six months ended January 31, 2025, compared to net income of $0.7 million in the six months ended January 31, 2024. The decrease in net income was primarily driven by the decrease in China sales as well as the preliminary foreign VAT assessment recognized in the first quarter.

Identifiable assets of our foreign subsidiaries as of January 31, 2025, were $8.9 million, compared to $8.7 million as of July 31, 2024.

THREE MONTHS ENDED JANUARY 31, 2025 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2024

CONSOLIDATED RESULTS

Consolidated net sales for the second quarter of fiscal year 2025 were $116.9 million, an 11% increase compared to net sales of $105.7 million for the second quarter of fiscal year 2024. The increase across both our Business to Business and Retail and Wholesale product groups was primarily driven by a combination of favorable product mix and higher prices.

Consolidated gross profit for the second quarter of fiscal year 2025 was $34.4 million, an increase of 11% when compared to $30.9 million for the second quarter of fiscal year 2024. This increase was mainly driven by higher net sales. Our gross margin (defined as gross profit as a percentage of net sales) increased to 29.5% from 29.3% in the second quarter of fiscal year 2025 compared to the second quarter of fiscal 2024. However, our domestic per ton cost of goods sold increased 11%, primarily driven by higher material, transportation and packaging costs. Per ton material costs increased 12% driven primarily by product mix and lower volumes which drove unfavorable fixed cost coverage in the current quarter. Domestic transportation per ton costs increased 14% due to product mix and additional rail car usage to support our growing renewable diesel business. Packaging costs increased 4% driven by underlying commodity prices.

Total SG&A expenses of $17.0 million for the second quarter of fiscal year 2025 increased by $1.2 million, or 8%, compared to $15.8 million for the same period of fiscal year 2024. Unallocated corporate expenses were $8.2 million, up $0.5 million, or

6%, compared to the same period in fiscal year 2024 due to higher anticipated compensation costs, as well as acquisition-related expenses incurred in the second quarter of fiscal year 2025 as we continue our Ultra Pet integration, and a strategic investment in data analytics. The discussion of the segments' operating income below describes the changes in SG&A expenses that were allocated to the operating segments.

Total net other expense of $1.2 million for the second quarter of fiscal year 2025 increased $0.7 million, compared to $0.5 million in the same period of fiscal year 2024 mainly due to foreign exchange losses, higher interest expense, and lower interest income.

Tax expense was $3.3 million for the second quarter of fiscal year 2025 compared to $2.3 million for the second quarter of fiscal year 2024. The increase includes $0.6 million of the year-over-year increase in tax expense was driven by higher pre-tax income and another $0.4 million was from a higher annual ETR. For the second quarter of fiscal year 2025 we used an estimated ETR of 21% compared to an ETR of 16%, for the second quarter of fiscal year 2024. We adjust our ETR quarterly based on expected annual taxable income and our assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Three Months Ended January 31,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$9,175	9,278	$(103)	(1)%
Fluids Purification	26,512	22,709	3,803	17%
Animal Health & Nutrition	7,729	4,247	3,482	82%
Net Sales	$43,416	$36,234	$7,182	20%

Operating Income	$14,322	$10,985	$3,337	30%

Net sales of the Business to Business Products Group increased $7.2 million, or 20%, in the second quarter of fiscal year 2025 compared to the same period in 2024, driven by an increase in net sales of our fluids purification and animal health and nutrition products. Net sales of our fluids purification products in the second quarter of fiscal year 2025 increased $3.8 million, or 17%, compared to the second quarter of fiscal year 2024, primarily due to higher demand of our products used in renewable diesel filtration in the North America region. Net sales of our animal health and nutrition products in the second quarter of fiscal year 2025 increased $3.5 million, or 82%, compared to the second quarter of fiscal year 2024, in all regions primarily driven by higher volume and favorable product mix. Net sales of our agricultural and horticultural chemical carrier products in the second quarter of fiscal year 2025 decreased $0.1 million, or 1%, compared to the second quarter of fiscal year 2024, primarily due to softer volumes.

Total SG&A expenses for the Business to Business Products Group in the second quarter of fiscal year 2025 decreased $0.5 million, or 12%, compared to the same period of fiscal year 2024. The reduction was mainly driven by a decrease in compensation-related expenses to teammates.

The Business to Business Products Group’s operating income for the second quarter of fiscal year 2025 was $14.3 million, an increase of $3.3 million, or 30%, from operating income of $11.0 million for the second quarter of fiscal year 2024. The overall increase in operating income was primarily due to favorable product mix, increased demand and lower SG&A expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Three Months Ended January 31,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$63,237	$59,326	$3,911	7%
Industrial and Sports	10,261	10,108	153	2%
Net Sales	$73,498	$69,434	$4,064	6%

Operating Income	$11,328	$11,877	$(549)	(5)%

Net sales of the Retail and Wholesale Products Group increased $4.1 million, or 6%, in the second quarter of fiscal year 2025 compared to the same period in 2024, driven primarily by the introduction of crystal cat litter products. Domestic cat litter net sales were $55.8 million, an increase of $5.5 million, or 11%, when compared to the second quarter of fiscal year 2024. This increase was driven by $4.4 million of net sales from the introduction of crystal cat litter products and favorable product mix within our clay-based cat litter products. Net sales of co-packaged cat litter products decreased 25% compared to the second quarter of fiscal year 2024. This decrease was driven by a reduction in volume, as second quarter 2024 experienced higher sales as a result of first quarter sales shifting to second quarter due to a cyberattack on one of our customers, which prevented it from placing and receiving orders during the first quarter of fiscal year 2024. Net sales of our domestic industrial and sports products in the second quarter of fiscal year 2025 were $9.8 million, an increase of $0.3 million, or 3%, when compared to the second quarter of fiscal year 2024, mainly driven by the net effect of higher pricing to offset elevated costs and new distribution to a national retailer. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, in the second quarter of fiscal year 2025 decreased $0.2 million, or 6%, compared to the same period in 2024, as discussed below.

SG&A expenses for the Retail and Wholesale Products Group increased by $1.2 million, or 30%, during the second quarter of fiscal year 2025 compared to the same period in fiscal year 2024. The increase was primarily driven by an increase in compensation-related expenses, advertising spend and amortization of the recently acquired customer list. We anticipate total advertising expense in fiscal year 2025 to be lower than fiscal year 2024.

The Retail and Wholesale Products Group's operating income was $11.3 million for the second quarter of fiscal year 2025, a decrease of $0.5 million from operating income of $11.9 million for the same period of fiscal year 2024. This was driven primarily by higher operating costs which offset the increase in net sales in the quarter.

FOREIGN OPERATIONS

Foreign operations include our subsidiary in Canada, which is reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2025 were $4.9 million, an increase of $0.4 million, or 10%, compared to net sales of $4.5 million during the same period of fiscal year 2024, driven primarily by increases in net sales in Mexico and the UK, offset by lower sales in Canada. Net sales of our animal health and nutrition products by our subsidiary in Mexico during the second quarter of fiscal year 2025 increased $0.5 million, or 176%, compared to fiscal year 2024, due to higher volume. Net sales of our fluids purification products by our subsidiary in the UK during the second quarter of fiscal year 2025 increased $0.2 million, or 22%, compared to the same period in fiscal year 2024, primarily due to higher demand. Net sales by our subsidiary in Canada decreased $0.2 million, or 6%, driven by softer volumes across both cat litter and industrial products. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the second quarter of both fiscal years 2025 and 2024.

Our foreign subsidiaries reported a net loss of $0.1 million for the second quarter of fiscal year 2025 compared to a net income of $0.1 million in the second quarter of fiscal year 2024. This was mainly driven by the decrease in sales in Canada.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the six months ended January 31, 2025, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Series B, C and D Senior Notes and Credit Agreement. On September 30, 2024, we amended the Credit Agreement to, among other things, increase our line of credit from $45 million to $75 million, providing more financial flexibility. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

We believe that cash flow from operations, availability under our Note Agreement and revolving credit facility under our Credit Agreement, current cash balances and our ability to obtain other financing, if necessary, will provide sufficient liquidity for foreseeable working capital needs, capital expenditures at existing facilities, deferred compensation payouts, dividend payments and debt service obligations for the foreseeable future.

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

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$32,330	$17,945
Net cash used in investing activities	(17,921)	(15,546)
Net cash used in financing activities	(16,358)	(6,464)
Effect of exchange rate changes on cash and cash equivalents	57	111
Net decrease in cash and cash equivalents	$(1,892)	$(3,954)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the six months ended January 31, 2025 were as follows:

Accounts receivable, net of allowances increased by $4.4 million in the six months ended January 31, 2025, as compared to the six months ended January 31, 2024. The increase in accounts receivable was driven primarily by higher net sales, offset by the level and timing of collections due to payment terms.

Inventory increased by $1.4 million in the six months ended January 31, 2025, as compared to the six months ended January 31, 2024, mainly due to the building of finished goods inventory to meet anticipated demand.

Prepaid expenses decreased by $1.0 million in the six months ended January 31, 2025, as compared to the six months ended January 31, 2024, mainly due to the timing of tax and insurance payments.

Excluding the impact of payments related to capital expenditures, accounts payable increased by $2.0 million in the six months ended January 31, 2025, as compared to the six months ended January 31, 2024. The increase was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the six months ended January 31, 2025 there was a $2.8 million decrease as compared to the six months ended January 31, 2024 in accounts payable related to capital expenditures recognized as cash used in investing activities.

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $8.4 million in the six months ended January 31, 2025, as compared to the six months ended January 31, 2024. The decrease was mainly due to the payout of annual bonuses and taxes, and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels, and vendor payment terms, including freight. In the six months ended January 31, 2025 there was a $5.0 million decrease as compared to the six months ended January 31, 2024 in accrued expenses related to capital expenditures recognized as cash used in investing activities.

Net cash used in investing activities

Cash used in investing activities of $17.9 million in the six months ended January 31, 2025 was driven by capital expenditures. During the six months ended January 31, 2025, we continued to expand our plant equipment and improve our facilities to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities of $16.4 million in the six months ended January 31, 2025 was primarily driven by a $10 million payment of our borrowings under the Credit Agreement, as well as cash used for dividend payments and treasury stock repurchases.

Other

Total cash balances held by our foreign subsidiaries of $4.7 million as of January 31, 2025 increased $0.2 million compared to $4.5 million as of July 31, 2024. See further discussion in "Foreign Operations" above.

As of January 31, 2025, we had remaining authority to repurchase 364,483 shares of Common Stock and 244,113 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2025, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
November 1, 2024 to November 30, 2024	—	$—	—	368,902
December 1, 2024 to December 31, 2024	—	$—	—	368,902
January 1, 2025 to January 31, 2025	4,419	$43.71	—	364,483

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. There have been no repurchases of Class B Stock for the three months ended January 31, 2025, and the authorized Class B Stock is not included in the table above. 244,113 shares of Class B Stock remain authorized for repurchases as of January 31, 2025. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited Condensed Consolidated Financial Statements included in this report, the impact of repurchases are recorded according to the settlement dates.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

3.1	Certificate of Incorporation of Oil-Dri Corporation of America, as amended on December 11, 2024.	Filed herewith.

31	Certifications pursuant to Rule 13a–14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Dated:  March 11, 2025