Form 10-Q
period 2025-04-30
Oil-Dri Corp of America
filed 2025-06-05
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number: 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of May 31, 2025, 10,368,372 shares of the registrant's Common Stock and 4,269,856 shares of the registrant's Class B Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	April 30, 2025	July 31, 2024
Current Assets
Cash and cash equivalents	$36,475	$23,481
Accounts receivable, net of allowances of $1,370 and $934 at April 30, 2025 and July 31, 2024, respectively	65,517	62,171
Inventories, net	56,531	54,236
Prepaid expenses and other assets	4,903	7,270
Total Current Assets	163,426	147,158

Other Assets
Property, plant and equipment, net	139,837	137,796
Goodwill	15,745	15,443
Trademarks, trade names and patents, net of accumulated amortization of $664 and $625 at April 30, 2025 and July 31, 2024, respectively	6,620	6,662
Customer list, net of accumulated amortization of $8,996 and $8,149 at April 30, 2025 and July 31, 2024, respectively	19,189	20,036
Deferred income taxes	1,909	1,537
Operating lease right-of-use assets	15,236	18,667
Other	7,581	7,306
Total Other Assets	206,117	207,447

Total Assets	$369,543	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2025	July 31, 2024
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,177	15,009
Dividends payable	2,105	2,096
Operating lease liabilities	4,167	4,556
Accrued expenses	37,207	44,016
Total Current Liabilities	57,656	66,677

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $193 and $226 at April 30, 2025 and July 31, 2024, respectively	39,807	49,774
Deferred compensation	6,215	5,667
Long-term operating lease liabilities	12,239	15,391
Other	6,767	6,508
Total Noncurrent Liabilities	65,028	77,340

Total Liabilities	122,684	144,017
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,269,261 shares at April 30, 2025 and 15,172,186 shares at July 31, 2024	1,527	1,517
Class B Stock, par value $.10 per share, issued 4,650,484 shares at April 30, 2025 and 4,652,984 shares at July 31, 2024	465	465
Additional paid-in capital	64,536	60,031
Retained earnings	266,889	232,247
Accumulated other comprehensive income	751	769
Less Treasury Stock, at cost (4,897,289 Common and 380,628 Class B shares at April 30, 2025 and 4,867,880 Common and 362,649 Class B shares at July 31, 2024)	(87,309)	(84,441)
Total Stockholders’ Equity	246,859	210,588

Total Liabilities & Stockholders’ Equity	$369,543	$354,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Nine Months Ended April 30,
	2025	2024

Net Sales	$360,360	$323,885
Cost of Goods Sold	(252,110)	(231,815)
Gross Profit	108,250	92,070
Selling, General and Administrative Expenses	(55,674)	(53,317)
Income from Operations	52,576	38,753

Other (Expense) Income
Interest expense	(1,888)	(1,102)
Interest income	358	757
Other, net	(336)	(758)
Total Other Expense, Net	(1,866)	(1,103)

Income Before Income Taxes	50,710	37,650
Income Tax Expense	(9,769)	(6,749)
Net Income	40,941	30,901

Earnings Per Share
Basic Common	$3.03	$2.29
Basic Class B	$2.28	$1.72
Diluted Common	$2.81	$2.13
Diluted Class B	$2.28	$1.72
Average Shares Outstanding
Basic Common	9,882	9,749
Basic Class B	3,991	3,949
Diluted Common	13,873	13,698
Diluted Class B	3,991	3,949
Dividends Declared Per Share
Common Stock	$0.465	$0.435
Class B Stock	$0.350	$0.327

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Nine Months Ended April 30,
	2025	2024

Net Income	$40,941	$30,901

Other Comprehensive Loss:
Postretirement expenses (net of tax)	(71)	(64)
Cumulative translation adjustment	53	14
Other Comprehensive Loss	(18)	(50)
Total Comprehensive Income	$40,923	$30,851

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended April 30,
	2025	2024

Net Sales	$115,501	$106,779
Cost of Goods Sold	(82,479)	(76,642)
Gross Profit	33,022	30,137
Selling, General and Administrative Expenses	(19,118)	(19,705)
Income from Operations	13,904	10,432

Other (Expense) Income
Interest expense	(548)	(379)
Interest income	122	285
Other, net	770	(200)
Total Other Income (Expense), Net	344	(294)

Income Before Income Taxes	14,248	10,138
Income Tax Expense	(2,604)	(2,361)
Net Income	11,644	7,777

Net Income Per Share
Basic Common	$0.86	$0.58
Basic Class B	$0.65	$0.43
Diluted Common	$0.80	$0.53
Diluted Class B	$0.65	$0.43
Average Shares Outstanding
Basic Common	9,907	9,824
Basic Class B	4,002	3,961
Diluted Common	13,909	13,785
Diluted Class B	4,002	3,961
Dividends Declared Per Share
Basic Common	$0.1550	$0.1450
Basic Class B	$0.1165	$0.1090

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended April 30,
	2025	2024

Net Income Attributable to Oil-Dri	$11,644	$7,777

Other Comprehensive Income (Loss):
Postretirement expenses (net of tax)	(24)	(21)
Cumulative translation adjustment	214	(14)
Other Comprehensive Income (Loss)	190	(35)
Total Comprehensive Income	$11,834	$7,742

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended April 30
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 31, 2024	19,805,720	(5,222,425)	$1,980	$57,359	$219,995	$(84,029)	$733	$196,038
Net Income	—	—	—	—	7,777	—	—	7,777
Other Comprehensive Loss	—	—	—	—	—	—	(35)	(35)
Dividends Declared	—	—	—	—	(1,954)	—	—	(1,954)
Purchases of Treasury Stock	—	(1,651)	—	—	—	(115)	—	(115)
Net issuance of stock under long-term incentive plans	3,000	(250)	1	7	—	(7)	—	1
Amortization of Restricted Stock	—	—	—	1,237	—	—	—	1,237
Balance, April 30, 2024	19,808,720	(5,224,326)	$1,981	$58,603	$225,818	$(84,151)	$698	$202,949

Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860
Net Income	—	—	—	—	11,644	—	—	11,644
Other Comprehensive Income	—	—	—	—	—	—	190	190
Dividends Declared	—	—	—	—	(2,104)	—	—	(2,104)
Purchases of Treasury Stock	—	(1,545)	—	—	—	(69)	—	(69)
Net issuance of stock under long-term incentive plans	53,300	(400)	5	3	—	(8)	—	—
Amortization of Restricted Stock	—	—	—	1,338	—	—	—	1,338
Balance, April 30, 2025	19,919,745	(5,277,917)	$1,992	$64,536	$266,889	$(87,309)	$751	$246,859

	For the Nine Months Ended April 30
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2023	19,610,720	(5,176,325)	$1,961	$54,778	$200,796	$(81,207)	$748	$177,076
Net Income (Loss)	—	—	—	—	30,901	—	—	30,901
Other Comprehensive Loss	—	—	—	—	—	—	(50)	(50)
Dividends Declared	—	—	—	—	(5,879)	—	—	(5,879)
Purchases of Treasury Stock	—	(41,726)	—	—	—	(2,690)	—	(2,690)
Net issuance of stock under long-term incentive plans	198,000	(6,275)	20	234	—	(254)	—	—
Amortization of Restricted Stock	—	—	—	3,591	—	—	—	3,591
Balance, April 30, 2024	19,808,720	(5,224,326)	$1,981	$58,603	$225,818	$(84,151)	$698	$202,949

Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	40,941	—	—	40,941
Other Comprehensive Loss	—	—	—	—	—	—	(18)	(18)
Dividends Declared	—	—	—	—	(6,299)	—	—	(6,299)
Purchases of Treasury Stock	—	(34,966)	—	—	—	(2,233)	—	(2,233)
Net issuance of stock under long-term incentive plans	94,575	(12,422)	10	625	—	(635)	—	—
Amortization of Restricted Stock	—	—	—	3,880	—	—	—	3,880
Balance, April 30, 2025	19,919,745	(5,277,917)	$1,992	$64,536	$266,889	$(87,309)	$751	$246,859

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net Income	$40,941	$30,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,391	13,619
Non-cash stock-based compensation	3,880	3,591
Provision for bad debts and cash discounts	436	7
Loss on impairment of patent applications	48	—
Accretion of asset retirement obligation	143	158
Loss on the disposals of property, plant and equipment	29	174
(Increase) decrease in assets:
Accounts receivable	(3,816)	(793)
Inventories	(2,547)	(2,972)
Prepaid expenses	1,234	(3,708)
Deferred income taxes	(116)	84
Other assets	3,012	913
Increase (decrease) in liabilities:
Accounts payable	495	(1,006)
Accrued expenses	(2,268)	(3,940)
Deferred compensation	548	996
Other liabilities	(3,422)	(1,095)
Total Adjustments	14,047	6,028
Net Cash Provided by Operating Activities	54,988	36,929

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,483)	(23,717)
Proceeds from sale of property, plant and equipment	89	181
Acquisition of a business	(115)	—
Net Cash Used in Investing Activities	(24,509)	(23,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	10,000
Payments on revolving credit facility	(10,000)	—
Dividends paid	(6,290)	(5,848)
Purchases of treasury stock	(2,233)	(2,690)
Net Cash (Used in) Provided by Financing Activities	(18,523)	1,462
Effect of exchange rate changes on cash and cash equivalents	38	212
Net Increase in Cash and Cash Equivalents	11,994	15,067
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	24,481	31,754
Cash and Cash Equivalents, End of Period	$36,475	$46,821

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Nine Months Ended April 30,
	2025	2024
Supplemental disclosures:
Restricted Cash:
Beginning balance	$1,000	$—
Converted to unrestricted cash	$(885)	$—
Final settlement of acquisition of Ultra Pet	$(115)	$—
Ending balance	$—	$—
Other cash flows:
Interest payments, net of amounts capitalized	$1,172	$545
Income tax payments, net of refunds	9,588	9,638
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(2,253)	$(2,320)
Change in capital expenditures in accrued expenses	$(4,620)	$(505)
Cash dividends declared and accrued	$2,105	$1,958

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2025, are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2025.

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
Unless noted, all Common Stock and Class B Stock share and per share amounts contained in the unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split. The impact on the unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Consolidated Statements of Stockholders' Equity herein was an increase of $0.8 million to Common Stock and Class B Stock, with an offsetting decrease in Additional Paid-In-Capital, which has been retroactively adjusted for all periods presented. The change in treasury shares reflects the stock split on shares held by wholly owned subsidiaries which are presented as treasury shares on a consolidated basis.

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

Property, Plant and Equipment. Property, plant and equipment includes depreciable assets such as building, machinery, equipment, furniture, vehicles, and capitalized spare parts. These assets are depreciated using the straight-line method over their estimated useful lives. Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to prepare them for their intended use.

These assets are carried at cost on the unaudited Condensed Consolidated Balance Sheet and are reviewed for possible impairment on an annual basis or when circumstances indicate that an asset may become impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value.
The composition of property, plant and equipment is as follows (in thousands):

	April 30, 2025	July 31, 2024
Gross property, plant and equipment	$342,479	$333,561
Accumulated depreciation and amortization	(202,642)	(195,765)
Total Property, Plant and Equipment, Net	$139,837	$137,796

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

Leases. ASC 842, Leases, provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use ("ROU") asset is recognized at the commencement date on our unaudited Condensed Consolidated Balance Sheet. As provided in ASC 842, we have elected not to apply these measurements and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our unaudited Condensed Consolidated Balance Sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term. For leases other than short-term leases, the lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The lease term may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, we use an incremental borrowing rate, which is defined as the rate of interest we would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life. After the lease commencement date, we evaluate lease modifications, if any, that could result in a change in the accounting for leases.

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

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors and retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt by customers, as determined by the specific terms of the contract. We have completed our performance obligation when control is transferred, and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties and any related obligations.

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.6 million as of April 30, 2025, and $0.2 million as of July 31, 2024. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.2 million revenue recognized during the nine months ended April 30, 2025, that was included in the liability for advance payments at the beginning of the period.

We routinely commit to one-time or ongoing trade promotion programs directly with consumers, such as coupon programs, and also with customers, such as volume discounts, cooperative marketing and other arrangements. We estimate and accrue the expected costs of these programs. These costs are considered variable consideration under ASC 606, Revenue from Contracts with Customers, and are netted against sales when revenue is recorded. The accruals are based on our best estimate of the amounts necessary to settle future and existing obligations on products sold as of the balance sheet date. To estimate these accruals, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet include $4.9 million and $4.8 million for the reclamation liability as of April 30, 2025, and July 31, 2024, respectively, and $1.8 million and $1.7 million for postretirement health benefit as of April 30, 2025, and July 31, 2024, respectively.

New Accounting Pronouncements and Regulations.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ("ASU No. 2023-07") These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. In addition, ASU No. 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
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

2. EARNINGS PER SHARE

We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing EPS, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to shares of Common Stock than to shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible by the holders thereof on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of common stock. Diluted EPS for Common Stock is derived utilizing the most dilutive result of the if-converted, treasury stock and two-class methods. In our case, the if-converted method is more dilutive than the two-class method and because our unvested restricted stock participates in dividends and is therefore anti-dilutive the treasury stock method does not apply. For Class B Stock, diluted EPS is derived utilizing the two-class method since, as with our Common Stock, our unvested restricted stock participates in dividends and is therefore anti-dilutive, making the treasury stock method inapplicable. The reverse treasury stock method is also inapplicable to both classes as we have no obligation to repurchase our common stock. In both the if-converted and two-class methods, diluted EPS is computed by dividing net earnings by the weighted-average number of shares and potential shares outstanding during the period, taking into consideration different potential shares outstanding based on the method used. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, unless such shares are anti-dilutive, in which case they are not considered. Dilution for Class B Stock takes into consideration the effect of unvested restricted shares, unless such shares are anti-dilutive, in which case they are not considered.
Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Nine Months Ended April 30, 2025			For the Nine Months Ended April 30, 2024
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$40,941	$31,201	$9,740	$30,901	$23,503	$7,398
Distributed and undistributed earnings on restricted shares	(1,940)	(1,285)	(655)	(1,732)	(1,144)	(588)
Income available to stockholders	$39,001	$29,916	$9,085	$29,169	$22,359	$6,810

Net Income (Numerator)		$29,916	$9,085		$22,359	$6,810
Weighted Average Shares Outstanding (Denominator)		9,882	3,991		9,749	3,949
Basic EPS		$3.03	$2.28		$2.29	$1.72

Effect of dilution - Net Income (1)		$9,085	$—		$6,810	$—
Net income assuming dilution (Numerator)		$39,001	$9,085		$29,169	$6,810

Effect of dilution - Shares (1)		3,991	—		3,949	—
Shares assuming dilution (Denominator)		13,873	3,991		13,698	3,949
Diluted EPS		$2.81	$2.28		$2.13	$1.72
(1) The impact of 259,469 unvested shares of Common Stock and 124,187 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the nine months ended April 30, 2025. The impact of 332,870 unvested shares of Common Stock and 100,090 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the nine months ended April 30, 2024.

	For the Three Months Ended April 30, 2025			For the Three Months Ended April 30, 2024
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$11,644	$8,884	$2,760	$7,777	$5,908	$1,869
Distributed and undistributed earnings on restricted shares	(540)	(367)	(173)	(404)	(252)	(152)
Income available to stockholders	$11,104	$8,517	$2,587	$7,373	$5,656	$1,717

Net Income (Numerator)		$8,517	$2,587		$5,656	$1,717
Weighted Average Shares Outstanding (Denominator)		9,907	4,002		9,824	3,961
Basic EPS		$0.86	$0.65		$0.58	$0.43

Effect of dilution - Net Income (1)		$2,587	$—		$1,717	$—
Net income assuming dilution (Numerator)		$11,104	$2,587		$7,373	$1,717

Effect of dilution - Shares (1)		4,002	—		3,961	—
Shares assuming dilution (Denominator)		13,909	4,002		13,785	3,961
Diluted EPS		$0.80	$0.65		$0.53	$0.43
(1) The impact of 268,920 unvested shares of Common Stock and 132,528 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the three months ended April 30, 2025. The impact of 267,968 unvested shares of Common Stock and 113,652 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the three months ended April 30, 2024.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2025	July 31, 2024
Finished goods	$33,699	$31,772
Packaging	7,639	8,995
Spare parts	6,993	7,059
Other	8,200	6,410
Total Inventories	$56,531	$54,236

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.8 million as of both April 30, 2025, and July 31, 2024.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet. We had $6.9 million in cash equivalents as of April 30, 2025, and $3.0 million in cash equivalents as of July 31, 2024.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values as of April 30, 2025, and July 31, 2024, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $41.1 million and $51.1 million as of April 30, 2025, and July 31, 2024, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about such debt.

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

6. ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	April 30, 2025	July 31, 2024
Salaries, Wages, Commissions and Employee Benefits	$16,968	$20,711
Payables	9,396	11,586
Freight	4,014	2,928
Trade Promotions and Advertising	2,230	2,743
Taxes	1,514	1,736
Georgia Landfill Modification Reserve	848	1,208
Other	2,237	3,104
	$37,207	$44,016

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

In fiscal year 2023, we recorded a reserve for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. During fiscal year 2025, we increased the total estimated cost by $0.7 million resulting in a total $3.8 million expense related to this matter. The modification work is expected to be completed during fiscal year 2026. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $6 million aggregate principal amount remained outstanding as of April 30, 2025, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of April 30, 2025, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of April 30, 2025. The Note Agreement also provides us with the ability to request, from time to time until September 21, 2026, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

We are party to the Credit Agreement, dated as of January 27, 2006 (as previously amended, the “Credit Agreement”), among us, BMO Harris Bank N.A (“BMO Bank”), and certain of our domestic subsidiaries. The Credit Agreement provides for a $75 million unsecured revolving credit facility, including a maximum of $20 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. These restrictive covenants include certain financial covenants such as a covenant to maintain a maximum debt to earnings ratio and to maintain a certain fixed charge coverage ratio. On September 30, 2024, the Company entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amends the Credit Agreement to, among other things: (i) increase the amount the Company may borrow from BMO Bank from time to time pursuant to its revolving line of credit from up to $45 million to up to $75 million; (ii) increase the aggregate maximum amount of letters of credit from up to $10 million to up to $20 million; (iii) add an accordion provision to allow the Company to increase the revolving line of credit by up to an additional $50 million, subject to the terms and conditions set forth in the Eighth Amendment; (iv) extend the termination date to September 30, 2029; and (v) increase certain restrictive covenant thresholds, including but not limited to, an increase to the permitted acquisitions threshold in the restricted covenants from a cumulative total of $45 million to $100 million.

As of April 30, 2025, and July 31, 2024, we were in compliance with the restrictive covenants under the Credit Agreement. There were no new borrowings during the third quarter of fiscal year 2025; however, during the first half of fiscal year 2025 we elected to pay down $10 million of our borrowings under the Credit Agreement. As of April 30, 2025, we do not have any outstanding borrowings under the Credit Agreement. We had $2.9 million of letters of credit outstanding under the Credit Agreement as of both April 30, 2025, and July 31, 2024.
The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted Secured Overnight Financing ("SOFR")-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of April 30, 2025, the variable rates would have been 7.50% for the BMO prime-based rate or 5.52% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the nine months ended April 30, 2025. Operating lease costs are included in Cost of Goods Sold or SG&A expenses in the unaudited Condensed Consolidated Statements of Operations based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2025	2024	2025	2024
Operating lease cost	$1,337	$856	$4,076	$2,486
Short-term operating lease cost	$318	$257	$1,025	$754

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,137	$860	$3,423	$2,546
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$996	$—	$4,695

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2025	July 31, 2024
Weighted-average remaining lease term - operating leases	5.0 years	5.4 years
Weighted-average discount rate - operating leases	5.11%	5.10%

Lease liability maturities as of April 30, 2025, are as follows (in thousands):

Fiscal year 2025 (remaining three months)	$1,255
Fiscal year 2026	4,725
Fiscal year 2027	3,758
Fiscal year 2028	2,949
Fiscal year 2029	2,356
Thereafter	3,481
Total	18,524
Less: imputed interest	(2,118)
Net lease obligation	$16,406

10. OPERATING SEGMENTS

We have two operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. The Retail and Wholesale Products Group is comprised of our Cat Litter and Industrial and Sports Products and the Business to Business Products Group is comprised of our Agricultural and Horticultural, Fluids Purification, and Animal Health & Nutrition Products. These operating segments are managed separately, and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. The Business to Business Products Group customers include processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel, manufacturers of animal feed and agricultural chemicals, and distributors of animal health and nutrition products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2025	2024	2025	2024
Cat Litter	$—	$—	$190,656	$178,357
Industrial and Sports	—	—	35,195	$33,937
Agricultural and Horticultural	32,396	27,706	—	—
Fluids Purification	82,384	67,437	—	$—
Animal Health & Nutrition	19,729	16,448	—	—
Net Sales	$134,509	$111,591	$225,851	$212,294

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2025	2024	2025	2024
Cat Litter	$—	$—	$59,743	$58,170
Industrial and Sports	—	—	13,080	12,413
Agricultural and Horticultural	11,639	8,113	—	—
Fluids Purification	25,269	22,322	—	—
Animal Health & Nutrition	5,770	5,761	—	—
Net Sales	$42,678	$36,196	$72,823	$70,583

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

	Assets
	April 30, 2025	July 31, 2024
	(in thousands)
Business to Business Products Group	$101,261	$92,300
Retail and Wholesale Products Group	197,438	200,187
Unallocated Assets	70,844	62,118
Total Assets	$369,543	$354,605

Net sales and operating income for each segment are provided below. The corporate expenses line includes certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service.

	For the Nine Months Ended April 30,
	Net Sales		Income
	2025	2024	2025	2024
	(in thousands)
Business to Business Products Group	$134,509	$111,591	$44,814	$32,713
Retail and Wholesale Products Group	225,851	212,294	$34,414	34,080
Net Sales	$360,360	$323,885
Corporate Expenses			(26,652)	(28,040)
Income from Operations			52,576	38,753
Total Other Expenses, Net			(1,866)	(1,103)
Income before Income Taxes			50,710	37,650
Income Tax Expense			(9,769)	(6,749)
Net Income			$40,941	$30,901

	For the Three Months Ended April 30,
	Net Sales		Income
	2025	2024	2025	2024
	(in thousands)
Business to Business Products Group	$42,678	$36,196	$13,382	$10,605
Retail and Wholesale Products Group	72,823	70,583	9,709	10,872
Net Sales	$115,501	$106,779
Corporate Expenses			(9,187)	(11,045)
Income from Operations			13,904	10,432
Total Other Income (Expenses), Net			344	(294)
Income before Income Taxes			14,248	10,138
Income Tax Expense			(2,604)	(2,361)
Net Income			$11,644	$7,777

11. STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of April 30, 2025, there were 1,075,528 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted shares as of April 30, 2025, were issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted shares as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 135,850 and 146,000 restricted shares of Common Stock granted during the nine months ended April 30, 2025, and 2024, respectively. There were no restricted shares of Class B Stock granted during the nine months ended April 30, 2025, and 250,000 restricted shares of Class B Stock granted during the nine months ended April 30, 2024. Stock-based compensation expense was $1.0 million and $0.9 million for the three months ended April 30, 2025, and 2024, respectively, and $2.9 million and $2.7 million for the nine months ended April 30, 2025, and 2024, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2024	795	$24.82
Granted	135	$37.32
Vested	(176)	$19.89
Forfeitures	(23)	$27.10
Non-vested restricted stock outstanding at April 30, 2025	731	$28.25

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of April 30, 2025 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2024	$1,076	$(307)	$769
Other comprehensive income before reclassifications, net of tax	—	53	53
Amounts reclassified from accumulated other comprehensive income, net of tax	(71)	—	(71)
Net current-period other comprehensive (loss) income, net of tax	(71)	53	(18)
Balance as of April 30, 2025	$1,005	$(254)	$751

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.5 million and $0.7 million for the three months ended April 30, 2025, and April 30, 2024, respectively, and $1.0 million and $1.2 million for the first nine months of fiscal years 2025 and 2024, respectively. There were no outstanding accounts payable due to that vendor as of April 30, 2025, and $0.1 million in outstanding accounts payable due as of July 31, 2024.

One member of our Board retired from the role of President and Chief Executive Officer of one of our customers on September 28, 2019, and is currently party to a post-employment consulting agreement with this customer. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for both the three months ended April 30, 2025, and April 30, 2024. Total sales to that customer, including sales to its subsidiaries, were $0.3 million and $0.1 million for the first nine months of fiscal years 2025 and 2024, respectively. There were no outstanding amounts due from that customer as of either April 30, 2025, or July 31, 2024.

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

RESULTS OF OPERATIONS

OVERVIEW

	For the Nine Months Ended April 30,				For the Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Consolidated Results
Net Sales	$360,360	$323,885	$36,475	11%	$115,501	$106,779	$8,722	8%
Gross Profit	$108,250	$92,070	$16,180	18%	$33,022	$30,137	$2,885	10%
Operating Income	$52,576	$38,753	$13,823	36%	$13,904	$10,432	$3,472	33%
Net income	$40,941	$30,901	$10,040	32%	$11,644	$7,777	$3,867	50%
Business to Business
Net Sales	$134,509	$111,591	$22,918	21%	$42,678	$36,196	$6,482	18%
Operating Income	$44,814	$32,713	$12,101	37%	$13,382	$10,605	$2,777	26%
Retail & Wholesale
Net Sales	$225,851	$212,294	$13,557	6%	$72,823	$70,583	$2,240	3%
Operating Income	$34,414	$34,080	$334	1%	$9,709	$10,872	$(1,163)	(11)%

Fiscal year 2025 continues to be a strong year with consolidated net sales, gross profit and net income growing in the nine months ended April 30, 2025, when compared to the nine months ended April 30, 2024. Net sales grew across both the Business to Business Products Group and the Retail and Wholesale Products Group. As described below, both operating segments grew due to favorable product mix, stronger demand and higher prices compared to the same period in fiscal year 2024. Consolidated net sales of $360.4 million increased $36.5 million, or 11%, in the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. Gross margin grew to 30% for the nine months ended April 30, 2025, compared to 28% for the nine months ended April 30, 2024.

Despite higher SG&A and other expenses consolidated income from operations increased $13.8 million, or 36%, and, including the impact of tax, consolidated net income increased $10.0 million, or 32%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024.

Our unaudited Condensed Consolidated Balance Sheet as of April 30, 2025 and our unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2025, show an increase of $12.0 million, or 49%, in total cash and cash equivalents from fiscal year-end 2024. The increase was driven primarily by positive cash flow from operations partially offset by cash used in investing and financing activities. Refer to the "Liquidity and Capital Resources" section below for more details.
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

NINE MONTHS ENDED APRIL 30, 2025 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2024

CONSOLIDATED RESULTS

Consolidated net sales for the nine months ended April 30, 2025, were $360.4 million, an 11% increase compared to net sales of $323.9 million for the nine months ended April 30, 2024. The increase across both our Business to Business and Retail and Wholesale product groups was primarily driven by a combination of favorable product mix, stronger demand for our products, and higher prices.

Consolidated gross profit in the nine months ended April 30, 2025, was $108.3 million, an increase of $16.2 million, or 18%, from gross profit of $92.1 million in the nine months ended April 30, 2024. Our gross margin (defined as gross profit as a percentage of net sales) in the nine months ended April 30, 2025, increased to 30.0% from 28.4% in the nine months ended April 30, 2024. This gross margin expansion was mainly driven by volume growth, which led to improved fixed cost coverage, and favorable product mix. However, for the nine months ended April 30, 2025, the overall domestic per ton cost of goods sold increased 5% compared to the same period of fiscal year 2024. The increase was primarily driven by our product mix across the nine months which resulted in higher overall per ton transportation and material costs, which increased 8% and 7%, respectively. These increases were slightly offset by a 2% decrease in packaging costs for the nine months ended April 30, 2025, when compared to the same period of fiscal year 2024.

Total SG&A expenses of $55.7 million for the nine months ended April 30, 2025, were $2.4 million, or 5%, higher compared to $53.3 million for the nine months ended April 30, 2024. The increase was primarily driven by operating segment SG&A, which increased by $3.8 million, partially offset by a $1.4 million reduction in corporate unallocated expenses. SG&A expenses at the operating segments level are discussed below in the discussion of our segments' operating income. The decrease in corporate unallocated for the nine months ended April 30, 2025, was primarily due to a decrease in acquisition-related expenses incurred in the same period of fiscal year 2024.

Total other expenses, net were $1.9 million for the nine months ended April 30, 2025, compared to $1.1 million in the same period of fiscal year 2024. This increase was mainly due to an $0.8 million increase in interest expense.

We had tax expense of $9.8 million for the nine months ended April 30, 2025, compared to $6.7 million for the nine months ended April 30, 2024. $2.3 million of the increase was due to higher pre-tax income and $0.7 million of the increase was due to the change in the estimated annual effective tax rate ("ETR"). For the nine months ended April 30, 2025, we used an estimated annual ETR of 19% compared to an ETR of 18% for the nine months ended April 30, 2024. The ETR is based on expected annual taxable income and the assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Nine Months Ended April 30,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$32,396	$27,706	$4,690	17%
Fluids Purification	82,384	67,437	14,947	22%
Animal Health & Nutrition	19,729	16,448	3,281	20%
Net Sales	$134,509	$111,591	$22,918	21%

Operating Income	$44,814	$32,713	$12,101	37%

Net sales of the Business to Business Products Group for the nine months ended April 30, 2025, increased $22.9 million, or 21%, compared to the nine months ended April 30, 2024, with growth in all three principal products within this segment. Net sales of our fluids purification products for the nine months ended April 30, 2025, increased $14.9 million, or 22%, compared to the nine months ended April 30, 2024, primarily driven by the increase in demand for products used in renewable diesel filtration. Net sales of our agricultural and horticultural chemical carrier products for the nine months ended April 30, 2025, increased $4.7 million, or 17% compared to the nine months ended April 30, 2024, mainly as a result of stronger demand, primarily as key customers resumed purchasing after working through inventory surpluses. Net sales of our animal health & nutrition products for the nine months ended April 30, 2025, increased $3.3 million, or 20%, compared to the nine months ended April 30, 2024, with growth across all regions mainly driven by favorable product mix.

SG&A expenses for the Business to Business Products Group increased by $0.6 million, or 5%, for the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. The increase was mainly driven by a preliminary foreign value-added tax ("VAT") assessment recognized in the first quarter of fiscal year 2025, and higher research and development costs and marketing spend, partially offset by cost reductions across other general and administrative expenses.

The Business to Business Products Group’s operating income for the nine months ended April 30, 2025, was $44.8 million, an increase of $12.1 million, or 37%, from operating income of $32.7 million for the nine months ended April 30, 2024. The increase in operating income was mostly driven by higher net sales as described above.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Nine Months Ended April 30,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$190,656	$178,357	$12,299	7%
Industrial and Sports	35,195	33,937	1,258	4%
Net Sales	$225,851	$212,294	$13,557	6%

Operating Income	$34,414	$34,080	$334	1%

Net sales of the Retail and Wholesale Products Group for the nine months ended April 30, 2025, increased $13.6 million, or 6%, compared to the nine months ended April 30, 2024, primarily driven by the introduction of crystal cat litter products. Domestic cat litter net sales, excluding co-packaged cat litter, were $168.4 million for the nine months ended April 30, 2025, an increase of $12.0 million, or 8%, when compared to the nine months ended April 30, 2024. This increase was primarily driven by $15.2 million of net sales from the introduction of crystal cat litter products, partially offset by a $3.3 million decrease in clay-based cat litter products. $2.6 million of this decrease was driven by customer bankruptcies and $2.0 million was due to the loss of a private label account. These losses were partially offset by other revenue gains. Net sales of co-packaged cat litter products increased 4% in the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024. This increase was driven primarily by higher prices. Net sales of our domestic industrial and sports products were $33.2 million for the nine months ended April 30, 2025, an increase of $1.2 million, or 4%, when compared to the nine months ended April 30,

2024, mainly driven by the higher pricing to offset elevated costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, decreased $0.2 million, as discussed below.

SG&A expenses for the Retail and Wholesale Products Group increased $3.2 million, or 24% during the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024, primarily due to incremental SG&A expenses related to the recently acquired crystal cat litter business. These elevated costs were partially offset by lower advertising expenses compared to the same period of the previous fiscal year. We anticipate total advertising expense in fiscal year 2025 to be lower than fiscal year 2024.

The Retail and Wholesale Products Group's operating income for the nine months ended April 30, 2025, was $34.4 million, an increase of $0.3 million, or 1%, from operating income of $34.1 million for nine months ended April 30, 2024.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the nine months ended April 30, 2025, were $14.9 million, a decrease of 7%, compared to net sales of $16.0 million during the nine months ended April 30, 2024. The decrease was driven mainly by our subsidiary in China, and to a lesser extent Canada, offset by an increase in net sales in Mexico and the UK. Net sales of our subsidiary in China decreased $1.7 million, or 100%, in the nine months ended April 30, 2025, compared to the same period of fiscal year 2024 due to a sell-off of all existing inventory to a new master distributor, which occurred in the first quarter of fiscal year 2024. Sales to China are now directly through the Company and not through our subsidiary in China. Total net sales of our subsidiary in Canada decreased $0.2 million, or 2%, in the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024, primarily due to the impact of foreign exchange rates. However, excluding the impact of foreign currency translation, net sales in local currency increased 2%, driven primarily by revenues from cat litter sales. Total net sales of our subsidiary in Mexico increased $0.6 million, or 47%, in the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024, driven primarily by higher demand. Total net sales of our subsidiary in the UK increased $0.2 million, or 10%, in the nine months ended April 30, 2025, compared to the nine months ended April 30, 2024, primarily due to higher prices. Net sales by our foreign subsidiaries represented 4% and 5% of our consolidated net sales for the nine months ended April 30, 2025, and 2024, respectively.

Our foreign subsidiaries reported net loss of $0.1 million for the nine months ended April 30, 2025, compared to net income of $0.6 million in the nine months ended April 30, 2024. The decrease in net income was primarily driven by the preliminary foreign VAT assessment recognized in the first quarter of fiscal year 2025 and the impact of foreign exchange in Canada.

Identifiable assets of our foreign subsidiaries as of April 30, 2025, were $9.7 million, compared to $8.7 million as of July 31, 2024.

THREE MONTHS ENDED APRIL 30, 2025 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2024

CONSOLIDATED RESULTS

Consolidated net sales for the third quarter of fiscal year 2025 were $115.5 million, an 8% increase compared to net sales of $106.8 million for the third quarter of fiscal year 2024. The increase across both our Business to Business and Retail and Wholesale product groups was primarily driven by a combination of favorable product mix, higher volumes, and higher prices.

Consolidated gross profit for the third quarter of fiscal year 2025 was $33.0 million, an increase of 10% when compared to $30.1 million for the third quarter of fiscal year 2024. Our gross margin (defined as gross profit as a percentage of net sales) increased to 28.6% from 28.2% in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024. This increase was mainly driven by higher net sales partially offset by higher per ton costs of goods sold. Domestic per ton cost of goods sold increased 5%, primarily driven by higher material and transportation costs partially offset by a reduction in packaging costs. Per ton material costs increased 7% driven primarily by product mix and certain higher expenses such as labor, natural gas and depreciation. Domestic transportation per ton costs increased 8% due to product mix and additional railcar usage to support our growing renewable diesel business. Packaging costs decreased 5%.

Total SG&A expenses of $19.1 million for the third quarter of fiscal year 2025, decreased by $0.6 million, or 3%, compared to $19.7 million for the same period of fiscal year 2024, primarily due to the decrease in corporate unallocated expenses, partially offset by an increase in operating segments' SG&A expenses. Unallocated corporate expenses were $9.2 million, a decrease of

$1.9 million, or 17%, compared to the same period in fiscal year 2024, primarily as a result of acquisition-related expenses incurred in the third quarter of fiscal year 2024. SG&A expenses at the operating segments level are discussed below in the discussion of our segments' operating income.

Total net other income was $0.3 million for the third quarter of fiscal year 2025, compared to net other expenses of $0.3 million for the third quarter of fiscal year 2024 mainly due to foreign exchange gains offset by higher interest expense, and lower interest income.

Tax expense was $2.6 million for the third quarter of fiscal year 2025 compared to $2.4 million for the third quarter of fiscal year 2024. $1.0 million of the year-over-year increase in tax expense was driven by higher pre-tax income partially offset another $0.7 million decrease due to changes in the annual ETR for the quarter. For the third quarter of fiscal year 2025 we used an estimated ETR of 18% compared to an ETR of 23% for the third quarter of fiscal year 2024. We adjust our ETR quarterly based on expected annual taxable income and our assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Three Months Ended April 30,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$11,639	$8,113	$3,526	43%
Fluids Purification	25,269	22,322	2,947	13%
Animal Health & Nutrition	5,770	5,761	9	—%
Net Sales	$42,678	$36,196	$6,482	18%

Operating Income	$13,382	$10,605	$2,777	26%

Net sales of the Business to Business Products Group increased $6.5 million, or 18%, in the third quarter of fiscal year 2025, compared to the same period in 2024, driven by an increase in net sales of our agriculture and horticultural products and fluids purification products. Net sales of our agricultural and horticultural chemical carrier products in the third quarter of fiscal year 2025 increased $3.5 million, or 43%, compared to the third quarter of fiscal year 2024, primarily due to higher volumes. Net sales of our fluids purification products in the third quarter of fiscal year 2025 increased $2.9 million, or 13%, compared to the third quarter of fiscal year 2024, primarily driven by the increase in demand for products used in renewable diesel filtration. Net sales of our animal health and nutrition products in the third quarter of fiscal year 2025 remained flat compared to the third quarter of fiscal year 2024.

Total SG&A expenses for the Business to Business Products Group in the third quarter of fiscal year 2025 increased $0.3 million, or 8%, compared to the same period of fiscal year 2024.

The Business to Business Products Group’s operating income for the third quarter of fiscal year 2025 was $13.4 million, an increase of $2.8 million, or 26%, from operating income of $10.6 million for the third quarter of fiscal year 2024. The overall increase in operating income was primarily due to higher net sales as described above.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Three Months Ended April 30,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$59,743	$58,170	$1,573	3%
Industrial and Sports	13,080	12,413	667	5%
Net Sales	$72,823	$70,583	$2,240	3%

Operating Income	$9,709	$10,872	$(1,163)	(11)%

Net sales of the Retail and Wholesale Products Group increased $2.2 million, or 3%, in the third quarter of fiscal year 2025, compared to the same period in 2024, driven primarily by the introduction of crystal cat litter products. Domestic cat litter net sales, excluding sales of co-packaged cat litter, were $52.8 million for the third quarter of fiscal year 2025, an increase of $1.6 million, or 3%, when compared to the third quarter of fiscal year 2024. This increase was driven by $4.8 million in net sales from the introduction of crystal cat litter products, offset by a $1.4 million decrease due to the loss of a private label account, $0.8 million driven by customer bankruptcies, and the remainder due to other net decreases in revenue from sales of clay-based cat litter products. Net sales of co-packaged cat litter products decreased 2% compared to the third quarter of fiscal year 2024, due to softer volumes. Net sales of our domestic industrial and sports products in the third quarter of fiscal year 2025 were $12.3 million, an increase of $0.6 million, or 5%, when compared to the third quarter of fiscal year 2024, mainly driven by the higher pricing to offset elevated costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, in the third quarter of fiscal year 2025, increased $0.1 million, or 4%, compared to the same period in 2024, as discussed below.

SG&A expenses for the Retail and Wholesale Products Group increased by $1.0 million, or 21%, during the third quarter of fiscal year 2025, compared to the same period in fiscal year 2024. This increase was driven by incremental SG&A expenses related to the recently acquired crystal cat litter business. These elevated costs were partially offset by lower advertising expenses compared to the same period of the previous fiscal year. We anticipate total advertising expense in fiscal year 2025 to be lower than fiscal year 2024.

The Retail and Wholesale Products Group's operating income was $9.7 million for the third quarter of fiscal year 2025, a decrease of $1.2 million from operating income of $10.9 million for the same period of fiscal year 2024. This was driven primarily by a $3.4 million increase in operating costs, which offset the $2.2 million increase in net sales in the quarter.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2025 were $4.8 million, an increase of $0.3 million compared to net sales of $4.5 million during the same period of fiscal year 2024, driven primarily by increases in net sales in Canada, the UK and Mexico. Net sales by our subsidiary in Canada increased $0.1 million, or 4%, driven by higher volumes of cat litter sales, partially offset by a $0.2 million negative effect of foreign exchange rates. Net sales of our fluids purification products by our subsidiary in the UK during the third quarter of fiscal year 2025 increased $0.1 million, or 12%, compared to the same period in fiscal year 2024, primarily due to higher volume. Net sales of our animal health and nutrition products by our subsidiary in Mexico during the third quarter of fiscal year 2025 increased $0.1 million, or 24%, compared to fiscal year 2024, due to higher volume. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the third quarter of both fiscal years 2025 and 2024.

Our foreign subsidiaries reported net income of $0.2 million for the third quarter of fiscal year 2025 compared to a net loss of $0.1 million in the third quarter of fiscal year 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the nine months ended April 30, 2025, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Series B, C and D Senior Notes and Credit Agreement. On September 30, 2024, we amended the Credit Agreement to, among other things, increase our line of credit from $45 million to $75 million, providing more financial flexibility. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

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

The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$54,988	$36,929
Net cash used in investing activities	(24,509)	(23,536)
Net cash (used in)/provided by financing activities	(18,523)	1,462
Effect of exchange rate changes on cash and cash equivalents	38	212
Net increase in cash and cash equivalents	$11,994	$15,067

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the nine months ended April 30, 2025, were as follows:

Accounts receivable, net of allowances increased by $3.8 million in the nine months ended April 30, 2025, as compared to the nine months ended April 30, 2024. The increase in accounts receivable was driven primarily by higher net sales, offset by the level and timing of collections due to payment terms.

Inventory increased by $2.5 million in the nine months ended April 30, 2025, as compared to the nine months ended April 30, 2024, mainly due to the building of finished goods inventory to meet anticipated demand.

Prepaid expenses decreased by $1.2 million in the nine months ended April 30, 2025, as compared to the nine months ended April 30, 2024, mainly due to the timing of tax and insurance payments.

Excluding the impact of payments related to capital expenditures, accounts payable increased by $0.5 million in the nine months ended April 30, 2025, as compared to the nine months ended April 30, 2024. The increase was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the nine months ended April 30, 2025, there was a $2.3 million decrease in accounts payable related to capital expenditures recognized as cash used in investing activities as compared to the nine months ended April 30, 2024.

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $2.3 million in the nine months ended April 30, 2025, as compared to the nine months ended April 30, 2024. The decrease was mainly due to the payout of annual bonuses and taxes, and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels, and vendor payment terms, including freight. In the nine months ended April 30, 2025, there was a $4.6 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the nine months ended April 30, 2024.

Net cash used in investing activities

Cash used in investing activities of $24.5 million in the nine months ended April 30, 2025, was driven by capital expenditures. During the nine months ended April 30, 2025, we continued to expand our plant equipment and improve our facilities to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities of $18.5 million in the nine months ended April 30, 2025, was primarily driven by a $10 million payment of our borrowings under the Credit Agreement, as well as $6.3 million used for dividend payments and $2.2 million for treasury stock repurchases.

Other

Total cash balances held by our foreign subsidiaries of $5.2 million as of April 30, 2025, increased $0.7 million compared to $4.5 million as of July 31, 2024. See further discussion in "Foreign Operations" above.

As of April 30, 2025, we had remaining authority to repurchase 362,938 shares of Common Stock and 244,113 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2025, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
February 1, 2025 to February 28, 2025	—	$—	—	364,483
March 1, 2025 to March 31, 2025	1,337	$45.38	—	363,146
April 1, 2025 to April 30, 2025	208	$41.97	—	362,938

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. There have been no repurchases of Class B Stock for the three months ended April 30, 2025, and the authorized Class B Stock is not included in the table above. As of April 30, 2025, we had remaining authority to repurchase 244,113 shares of Class B Stock. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

2 The figures in the table reflect transactions according to the settlement dates. For the purposes of our unaudited Condensed Consolidated Financial Statements included in this report, the impact of repurchases are recorded according to the settlement dates.

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

Dated:  June 5, 2025