Form 10-K
period 2025-07-31
Oil-Dri Corp of America
filed 2025-10-09
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2025
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

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐

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
Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, par value $0.10 per share ("Common Stock") owned by non-affiliates as of January 31, 2025 was $413,766,024.

As of September 30, 2025, 10,373,180 shares of the registrant's Common Stock and 4,269,856 shares of the registrant's Class B Stock, par value $0.10 per share ("Class B Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission (“SEC”) not later than November 28, 2025 (120 days after the fiscal year to which this report relates), are incorporated into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report, including, but not limited to, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other documents that we file with the SEC, may constitute forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts, assumptions and projections about future events, our future performance, the future of our business, our plans and strategies, projections, anticipated trends, the economy and other future developments and their potential effects on us. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Forward-looking statements can be identified by words such as "expect," “endeavor,” "outlook," "forecast," "would," "could," "should," "project," "intend," "plan," "continue," "believe," "seek," "estimate," "anticipate," "may," "assume," "potential," "foresee," "predict," "possible," "commit," "design," "strive," and variations of such words and similar references to future periods.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements, including, but not limited to, those described in Item 1A "Risk Factors" and elsewhere herein and from time to time in our other filings with the SEC. We believe that these factors include, but are not limited to:

•Our future financial performance and ability to be profitable;
•Our ability to compete in highly competitive markets;
•Our ability to continue our growth at or near historical rates;
•The effect of global events on the United States (“U.S.”) and global economies, our business, our employees, our results of operations, our financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;
•The successful assimilation or integration of the businesses, technologies, services, products, personnel or operations of acquired companies;
•Our ability to attract and retain customers;
•The effect of supply or logistics disruptions;
•Our ability to effectively operate our production facilities;
•The availability and quality of the clay we mine;
•Our ability to maintain, protect, and enhance our intellectual property rights;
•Our ability to attract and retain talent;
•The effect of new, and our ability to effectively manage current, legal and regulatory obligations; and
•Our ability to prevent and respond to technology failures, data breaches, unauthorized access to client data or other disruptions of our solutions.

Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

TRADEMARKS

    This report contains references to trademarks, trade names and service marks belonging to us or other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Agsorb, Ambio, Amlan, Calibrin, Cat’s Pride, Flo-Fre, Jonny Cat, KatKit, Litter Pearls, MD-09, Metal-X, Metal-Z, NeoPrime, Oil-Dri, Pel-Unite, Perform, Pro Mound, Pro's Choice Sports Field Products, Pure-Flo, Rapid Dry, Saular, Select, Sorbiam, Ultra, Ultra-Clear, Varium and Verge are registered or common law trade names, trademarks or service marks of Oil-Dri Corporation of America or of its subsidiaries. Fresh Step is a registered trademark of The Clorox Pet Products Company.

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

OPERATING SEGMENTS

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

PRINCIPAL PRODUCTS BY OPERATING SEGMENT

Retail and Wholesale Products Group
Cat Litter

    We produce two types of mineral-based cat litter products, scoopable and coarse non-clumping litters, both of which have absorbent and odor controlling characteristics. Scoopable litters have the additional characteristic of clumping when exposed to moisture, allowing the consumer to selectively dispose of the used portion of the litter. Scoopable litter products are further differentiated between lightweight and heavyweight. Lightweight scoopable litters offer high performance with the added convenience of being lighter to carry and pour. All of our cat litter products are sold both domestically and internationally.

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

Co-packaged products. We have a long-term supply agreement with A&M Products Manufacturing Company, a subsidiary of The Clorox Company ("Clorox"), under which we manufacture branded non-clumping litters. Under this agreement, the marketer controls all aspects of sales, marketing, and distribution, as well as the odor control formula, and we are responsible for manufacturing. This long-term supply agreement with Clorox grants us the exclusive right to supply Clorox’s requirements for Fresh Step coarse cat litter up to certain levels.

Crystal litter products. Additionally, effective May 1, 2024, as a result of our acquisition of Ultra Pet Company, Inc. ("Ultra Pet"), we began selling crystal cat litter made of synthetic silica-gel granules. Similar to Oil-Dri’s clay-based lightweight litter, Ultra Pet’s crystal litter products are lightweight with superior odor control. Crystals are 99.9% dust free and absorb up to 90% of their weight in liquid. The acquired product portfolio includes brands such as Ultra, Litter Pearls, and Cat's Pride, as well as many private label offerings. These products are sold to consumers both domestically and internationally through e-commerce and brick and mortar retail stores.

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

Industrial and automotive sorbent products are sold through distribution networks that include industrial, auto parts, safety, sanitary supply, chemical and paper distributors. These products are also sold both domestically and internationally through environmental service companies, mass-merchandisers, catalogs and e-commerce.

Sports

We manufacture and sell both branded and private label sports products. Pro’s Choice Sports Field Products are used on baseball, softball, football, cricket, and soccer fields. Pro’s Choice soil conditioners are used in field construction or as top dressing to improve drainage, suppress dust and improve field performance. Pro Mound packing clay is used to construct pitcher’s mounds, catcher's stations and batter’s boxes. Rapid Dry drying agent is used to wick away excess water from the infield. Sports products are used at all levels of play, including professional, college and high school and on municipal fields. These products are sold domestically through distributors of sport turf materials as well as directly to sports field product users.

Business to Business Products Group

Fluids Purification

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

Agricultural and Horticultural

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

Our animal health and nutrition products are sold both directly and through a network of distributors to livestock producers, feed mill operators, nutritionists and veterinarians in the United States, Latin America, Africa, Mexico, the Middle East and Asia. The sales force for our subsidiaries located in China, Mexico and Indonesia also sell these products, as further described in Foreign Operations below.

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

CUSTOMERS

Walmart Inc. (“Walmart”) is a customer in our Retail and Wholesale Products Group with whom we have a long-term relationship. Sales to Walmart and its affiliates accounted for approximately 19% and 20% of our total net sales for fiscal years 2025 and 2024, respectively. Sales to Walmart are comprised of a variety of products including but not limited to, multiple scoopable, coarse, and crystal cat litter items and accessories. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

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

There is significant competition to attract cat litter consumers across multi-outlet channels, including grocery, mass-merchandiser, dollar, pet and drug stores, as well as through online retailers. Competition for the scoopable litter market continues to be impacted by new product offerings and increased advertising and promotions by our competitors and by us. We provide our customers with product innovation, a nation-wide distribution network and strong customer service. Our exceptional sales and research and development teams, as well as our being vertically integrated, give us a further advantage over smaller and regional manufacturers. With the acquisition of Ultra Pet and our subsequent entrance into the crystal cat litter market we continue to expand our customer offerings.

We currently have nine principal competitors in our Business to Business Products Group. Our bleaching clay and fluids purification products are sold in a highly cost competitive global marketplace. The demand for these products has grown in recent years due to the use of our products in the filtration of renewable diesel. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development center, the Nick Jaffee Center for Innovation, located in Vernon Hills, Illinois. The Nick Jaffee Center for Innovation includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. In addition, our microbiology lab, the Richard M. Jaffee Laboratory for Applied Microbiology, is within walking distance of the Nick Jaffee Center for Innovation and is dedicated primarily to the development of our animal health products. Our staff (and various consultants they engage from time to time) have experience in disciplines such as biology, microbiology, chemistry, physics, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, and the animal sciences. In the past several years, our research efforts have resulted in a number of new sorbent products and processes. The Nick Jaffee Center for Innovation produces prototype samples and tests new products for customer trial and evaluation. No significant research and development was customer sponsored, and all research and development costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about research and development expenses.

SEASONALITY

We consider our business, taken as a whole, to be moderately seasonal; however, business activities of certain customers, such as agricultural chemical manufacturers and edible oil producers, are subject to such seasonal factors as crop acreage planted, product formulation cycles and weather conditions. Additionally, demand for our sports products fluctuates depending on the time of year that certain sports, including baseball, softball, football, cricket, and soccer are played.

RESOURCES

Patents

We have obtained or applied for patents for certain of our processes and products sold to customers in both the Retail and Wholesale Products Group and the Business to Business Products Group. U.S. patents are currently granted for a term of 20 years from the date the patent application is filed, and our U.S. patents generally have durations of 15-20 years. The durations of patents issued outside of the United States vary from country to country, and generally have durations of 10-15 years. Our patents, particularly our U.S. patents, are highly important to our business and we assert our patent rights and vigorously protect our patents from apparent infringement where appropriate, although no single patent is considered material to the business as a whole. The risks associated with our patents (and intellectual property, generally), are discussed in Item 1A "Risk Factors."

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California, and we also have reserves in Nevada and Tennessee. We estimate that our proven mineral reserves as of July 31, 2025, were approximately 92.3 million tons in aggregate and our probable mineral reserves were approximately 115.3 million tons in aggregate, for a total of 207.6 million tons of mineral reserves. Based on our rate of consumption during fiscal year 2025, and without regard to any of our reserves in Nevada or Tennessee, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, we do not believe they have inherent value and only become valuable through the mining and manufacturing methods as further described in Item 2 "Properties".

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves, but we cannot provide assurance that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2025, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

Mining Operations

We have continuously conducted mining operations in Ripley, Mississippi since 1963, in Ochlocknee, Georgia since 1968, in Blue Mountain, Mississippi since 1989, in Mounds, Illinois since 1998 and in Taft, California since 2002. Our clay is surface mined on a year-round basis, using large earth moving scrapers, bulldozers, or excavators and off-road trucks to strip off overburden (non-usable material atop desired clay). The desired clay is then loaded into dump trucks and transported to the processing facilities. The stripping, mining and hauling of our clay is performed in-house as well as by independent contractors. Our current operating mines range in distance from immediately adjacent to approximately eleven miles from the related processing plants. Processing facilities are generally accessed from the mining areas by private and public roads and in some instances by public highways. Each of our processing facilities maintains inventories of unprocessed clay for approximately one week of production requirements. All material permits have either been obtained by us, or approval is expected to be received in the normal course of business. See Item 2 “Properties” below for additional information regarding our mining properties and operations.

The following schedule summarizes the net book value of land, mining assets and other plant and equipment for each of our manufacturing facilities as of July 31, 2025 (in thousands). Of the mining assets, $0.8 million relates to mineral rights. Mineral rights as of July 31, 2025, were $0.3 million and $0.5 million for our properties in Illinois and California, respectively.

	Land	Mining Assets, Net	Plant and Equipment, Net
Ochlocknee, Georgia	$8,183	$4,656	$47,843
Ripley, Mississippi	$1,855	$864	$22,542
Mounds, Illinois	$321	$961	$18,706
Blue Mountain, Mississippi	$875	$62	$13,690
Taft, California	$384	$866	$14,668

Energy

We primarily use natural gas in the processing kilns to dry our clay products. We monitor gas market trends, and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal years 2025 and 2024, we purchased several forward fuel contracts in Georgia and California which will cover a portion of our needs through fiscal year 2026.

HUMAN CAPITAL MANAGEMENT

Overview

As part of our efforts to drive continued growth and increased profitability, we are keenly focused on building an organization that attracts and retains top talent and develops the skills necessary to drive differentiation for our business. As of July 31, 2025, we had approximately 928 employees globally, who we refer to as our teammates, of which 893 are based in the U.S and 35 are located internationally. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed but there is no guarantee that this will always be possible. Approximately 58 of our teammates in the U.S. and approximately 15 of our teammates in Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. We consider our employee relations with our teammates represented by labor unions to be satisfactory.

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

C x C x C stands for Communication, Customer Focus, and Continuous Improvement.

WORK/LIFE BALANCE

ETHICS

C x C x C

ACCOUNTABILITY

RESPECT

EXCELLENCE

OIL·DRI

Our Code of Ethics and Business Conduct details how we act in accordance with these fundamental standards. The first “E” in "WE CARE" represents Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and areas of emphasis by our Board of Directors ("Board") and management team. Our Chief Executive Officer ("CEO") has been asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern and Marquette University. Our CEO’s continued messaging to all Oil-Dri teammates about the importance of our ethical culture helps maintain a strong tone at the top for our entire organization.

We have codified our compliance and ethics requirements through our Code of Ethics and Business Conduct, the Human Rights Policy, Supplier Code of Conduct and Whistleblower Response Policy.

Under the direction of the Vice President of Compliance, the Company’s compliance program ensures adherence to the highest ethical standards and regulatory requirements, including but not limited to the Foreign Corrupt Practices Act (FCPA), the Company’s Code of Ethics and Business Conduct, Whistleblower Protection, and other applicable public company standards. As part of the focus on addressing potential risks and ensuring a global understanding of the various applicable policies and requirements, we have also translated our Code of Ethics and Business Conduct and our Supplier Code of Conduct into French, Mandarin and Spanish. Our Board also annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Vice President of Compliance also conducts a thorough third-party due diligence process for new third-parties that includes the use of compliance software. In addition, our distributor and agent agreements include a mandatory anti-corruption regulatory compliance section.

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

As individual hotline cases are investigated, the Company's Vice President of Compliance works with Human Resources and any other teammates involved in the investigation to ensure confidentiality is maintained and whistleblowers are protected; our compliance training emphasizes that this is not only required by law, but clearly fits with our "WE CARE"

values. All cases are investigated to conclusion, with follow up provided, where possible, on an anonymous basis back to the whistleblower through the anonymous third-party hotline.

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

Workplace Flexibility

During fiscal year 2025, Oil-Dri continued a hybrid work environment for many of our non-manufacturing teammates, with the option for some positions to be 100% remote. Oil-Dri offers a wide range of employment opportunities including full and part-time positions which support our Work/Life Balance values. By providing these flexible work options, among other initiatives, we are able to attract and retain diverse talent throughout the Company.

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

We cannot provide assurance that, despite all commercially reasonable efforts, we will always be in compliance in all material respects with all applicable environmental laws and requirements nor can we assure that from time to time enforcement of such requirements will not have a material adverse effect on our business. The imposition of more stringent standards or requirements under such regulations could result in increased expenditures. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. See Item 1A “Risk Factors - Risks Related to Regulatory Compliance” below for a discussion of the impact of government regulations on our business and other risks to our business.

AVAILABLE INFORMATION

This Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “Investors” section of our website at www.oildri.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Information related to corporate governance at Oil-Dri, including its Code of Ethics and Business Conduct, information concerning executive officers, directors and Board committees, and transactions in Oil-Dri securities by directors and executive officers, is available free of charge on or through the “Investors” section of our website at www.oildri.com. The information on our website is not included as a part of, nor incorporated by reference into, this Annual Report on Form 10-K. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including price, customer service, marketing, advertising and trade spending, technical support, product quality and delivery. Some of our competitors, particularly in the sale of cat litter (the largest product in our Retail and Wholesale Products Group), have substantially greater financial resources and market presence with established brands. We also face competition between our product lines, as some of our products are considered alternatives to other products that we offer. This competition in the future may, in some cases, lead to price reductions, increased promotional spending, or loss of market share or product distribution, any of which could materially and adversely affect our operating results and financial condition.

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
• our ability to anticipate and adapt to rapidly changing consumer behavior or other market conditions;
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
• disruptions in supply chains;
• an increase in the costs and availability of labor;
• changes in tariff rates and trade policies;
• the incurrence of restructuring, impairment or other charges; and
• general economic conditions and specific economic conditions in our industry and the industries of our customers.

To the extent these factors slow or change, consumer demand for our products may not be sustained or may decrease, and our results could be adversely affected. This variability and unpredictability could result in our failure to meet the expectations of research analysts or investors for any period, which could cause our stock price to decline. We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and encourage investors to not rely on the results of one quarter as an indication of our future performance.

Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our business, financial condition, and results of operations.

The United States has from time to time experienced challenging economic conditions and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by factors beyond our control, including changes in consumer confidence, levels of unemployment, consumer debt levels, inflation, interest rates, tax rates, tariffs, adverse weather conditions and general uncertainty regarding the overall future economic environment. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a recession or slowdown in the economy may cause a decline in demand for our products. If economic conditions result in decreased spending on pets or have a negative impact on our retail customers and suppliers, our business, financial condition and results of operations may be materially adversely affected.

Acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

As part of our business strategy we completed the Ultra Pet acquisition in May 2024 and intend, from time to time, to strategically explore potential additional opportunities to expand our operations and reserves through acquisitions. Identification of good acquisition candidates is difficult and highly competitive. If we are unable to identify attractive acquisition candidates, complete acquisitions, and successfully integrate the companies, businesses or properties that we acquire, our profitability may decline, and we could experience a material adverse effect on our business, financial condition, or operating results. Acquisitions involve a number of inherent risks, including but not limited to:

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

Any one or more of these factors could cause us not to realize the benefits we anticipate to result from an acquisition. Moreover, acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to use a significant portion of our available cash, incur indebtedness, seek equity capital or a combination of these options, and there can be no assurances that we can obtain indebtedness or equity capital on terms acceptable to the Company. Using available cash and incurring indebtedness would result in a corresponding decrease in our liquidity. Increased borrowings would correspondingly increase the Company's financial leverage and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company's flexibility to respond to changes in its industry or in general economic conditions. In addition, future acquisitions could result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions.

We depend on a limited number of customers for a large portion of our net sales.

A limited number of customers account for a large percentage of our net sales, as described in Item 1 “Business” above. The loss of, or a substantial decrease in the volume of, purchases by Walmart or any of our other top customers could harm our sales and profitability. In addition, an adverse change in the terms of our dealings with, or in the financial wherewithal or viability of, one or more of our significant customers could harm our business, financial condition and results of operations.

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

Our large customers also have significant purchasing leverage. Customers may demand lower pricing, special packaging, shorter lead times for the delivery of products or impose other requirements on product suppliers like us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to the demands of our customers, they could decrease or eliminate their purchases from us. These risks could be exacerbated if such large customers consolidate, or if our smaller customers consolidate to become larger customers, which would increase their purchasing leverage. A reduction in the purchases of our products by customers or the costs of complying with customer business demands could have a material adverse effect on our business, financial condition and results of operations.

Price or trade concessions, or the failure to make them to retain customers, could adversely affect our sales and profitability.

The products we sell are subject to significant price competition and the prices of our products may fluctuate for a variety of reasons. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. These pressures are often exacerbated during an economic downturn. Additionally, we have, from time to time, experienced customer-driven price deductions on our products as a result of delayed shipments of products. Any reduction in prices to respond to these pressures would reduce our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer. Because of the competitive environment facing many of our customers, particularly our high-volume mass merchandiser customers, these customers have increasingly sought to obtain price reductions, deductions, specialized packaging or other concessions from us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. To the extent we provide these concessions, our profit margins are reduced. Further, if we are unable to maintain terms that are acceptable to our customers, these customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

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

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. Such volatility could be intensified by geopolitical tensions, including war and terrorism, as well as other disruptions and market reactions to such events. In fiscal year 2025 and 2024 we purchased several forward fuel contracts to cover a portion of our fuel needs in Georgia and California and from time to time, we may use additional forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and global weather patterns.

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

Our business could be negatively affected by supply, labor, logistics and other disruptions or the costs incurred to avoid these disruptions.

Supply and logistics disruptions (which may be caused by a variety of factors, including public health crises such as outbreaks of diseases or illnesses, weather conditions, governmental controls, tariffs, national emergencies, natural or man-made disasters, other force majeure events, abrupt political change or other political, civil or social unrest or instability, mass or other physical violence (or threats thereof), including terrorist activity and armed conflict, or other similar events) or our failure to mitigate such disruptions could adversely affect our ability to manufacture, package or transport our products or require additional resources to maintain or restore our supply chain. Some of our products require raw materials and/or packaging that are provided by a limited number of suppliers and/or service providers, are demanded by other industries or are simply not available at times. The loss of any of these suppliers and/or service providers, or problems or delays experienced by these suppliers and/or service providers as a result of labor shortages or other events could lead to shortages in our production capacity, which could impact our ability to meet customer demand. In addition, as we grow or experience increased customer demand, our existing suppliers and/or service providers may not be able to meet our increasing demand, and we may need to find additional suppliers and/or service providers. We may not be able to secure suppliers and/or service providers who provide materials at, or services to, the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers and/or service providers. Additionally, such disruptions have resulted in challenges in addressing our backlogs and further backlog could develop in the event of continued disruptions. Disruptions arising from the foregoing or other events could adversely impact our results. See “Increases in energy, commodity, transportation, labor and other costs would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices and surcharges” for additional risks related to increased transportation costs and logistics disruptions.

Our production facilities are subject to operating risks and capacity limitations that may adversely affect our financial condition or results of operations.

We are dependent on the continued operation of our production facilities. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of products, including fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. Production facilities are also subject to governmental requirements that may, and during the Covid-19 pandemic did, affect our ability to operate. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies.

Further, some of our products are manufactured on equipment at or near its capacity thus limiting our ability to sell additional volumes of such products until more capacity is obtained. As with all manufacturing facilities, equipment and infrastructure age and become subject to increasing maintenance and repair costs which may be significant. We have experienced increased costs and shortages in repair parts. Our ability to procure components to repair equipment essential for our manufacturing processes could be negatively impacted by various restrictions or disruptions in supply chains. The disruption of our supply of components or services, or the extension of our lead times, could have a material adverse effect on our business, results of operations, or financial condition. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

We depend on our mining operations, and quality of the clay mined, for a majority of our supply of sorbent minerals.

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

We rely on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect our brands, products and packaging for our products. Although we maintain an enforcement program for the protection of our intellectual property rights, we cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States or in other countries, the laws of some of the other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. Accordingly, we have asserted that products sold by our competitors infringe patents owned or licensed by us and may need to continue to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results, and financial condition. Trade secret protection requires specific agreements, policies and procedures to ensure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective to maintain the secrecy of our trade secrets, the loss of trade secret protection could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Legal and Regulatory Compliance

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

Government laws and regulation impose significant costs on us, and future legal or regulatory changes (or related customer responses to such changes) could increase those costs or limit our ability to produce and sell our products.

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

If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to loss of customers and to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Further, if applicable laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional labeling, safety measures or other precautions, or may effectively limit or eliminate our ability to market and sell these products. Accordingly, there can be no assurance that we will be able to obtain or renew required governmental permits and registrations in the future. Further, there can be no assurance that current or future legislation, governmental regulation or other rule-making will not have a material adverse effect on our business. Our efforts to comply with new requirements and regulations could result in increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

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

Unstable economic, political, regulatory and other conditions could adversely affect demand for our products or disrupt our operations in the United States and in international markets. The international nature of our operations subjects the Company to numerous risks, including political, civil and/or instability (including acts of terrorism, civil or social unrest, labor unrest, violence in connection with political or social events, trade tensions and reciprocal tariffs, outbreaks of war and pandemics or other disease outbreaks). Specifically, our reliance on certain suppliers based in China has resulted in additional risks concerning the country's current trade relations with the U.S. Both international and domestic operations are also subject to regulatory requirements and issues, including with respect to environmental matters. Any of these matters could result in sudden, and potentially prolonged, changes in domestic and international demand for our products. Further, ongoing developments in U.S. politics and government have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For instance domestic sales may be impacted by changes in government issued incentives, such as tax rebates and credits, for renewable diesel producers. In addition to considerations around U.S. politics and government, geopolitical concerns may also impact our business; for instance, international conflicts could increase the cost of raw and packaging materials and commodities (including the prices of oil and natural gas), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of such conflicts. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, our international sales and operations are subject to various economic-related risks. Our international sales and operations are, among other factors, subject to currency exchange fluctuations, fund transfer and trade restrictions and import/export duties. In some cases, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system. Further, an increase in inflation rates could affect the Company’s profitability and cash flows, due to higher employment costs, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ operations. Our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar. We do not currently use instruments to hedge foreign currency risks, and thus are not protected against foreign currency fluctuations. Accordingly, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

We may incur adverse safety events or product liability claims that may be costly, create adverse publicity and may result in regulatory action.

If any of the products that we sell cause, or appear to cause, harm to any of our customers or to consumers, we could be exposed to product liability lawsuits, heightened regulatory scrutiny, requirements for additional labeling, withdrawal of products from the market, indemnification obligations, imposition of fines or criminal penalties or other governmental actions. Product liability claims could result in negative publicity that could harm our sales and operating results. In addition, any such actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our business operations. We cannot predict with certainty the eventual outcome of any pending or future litigation, and we could be required to pay substantial judgments or settlements against us, recall our products or change our product formulations in response to governmental action. If successful claims are asserted by regulatory agencies or third parties against us for non-compliance or uninsured liabilities or liabilities more than applicable limits of insurance coverage, our business, financial condition and results of operations may be adversely affected. Further, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business and our reputation could suffer, any of which could harm our business. Additionally, our products may be associated with competitor products or other products in the same category that may be alleged to have caused harm to consumers. As a result of this association, we may be named in unwarranted legal actions. The potential costs to defend such claims may materially affect our business, financial condition and results of operations.

Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired.

We review goodwill and other long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include lower share trading prices and the adverse impact of rising costs and additional expenses to mitigate supply chain disruptions, among other factors. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Our interpretation of current tax laws and their applicability to our business, as well as any changes to existing laws, can significantly impact our effective tax rate. In particular, the U.S. as well as jurisdictions around the world are considering or have enacted changes in relevant tax regulations and interpretations. Changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In the U.S., various proposals, if enacted, could raise the U.S. corporate tax rate and increase the tax on non-U.S. income. Such unfavorable tax legislation could create the potential for added volatility in our quarterly provision for income taxes and could have a significant adverse impact on our future income tax provision and tax rate. Further, a number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions, unanticipated changes in the amount of profit in jurisdictions in which the statutory tax rates may be higher or lower than the U.S. tax rate, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, and changes in available tax credits or our ability to utilize foreign tax credits. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate. We could experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.

We are also subject to potential reviews, examinations, and audits by the Internal Revenue Service (the "IRS") and other taxing authorities with respect to taxes within and outside of the U.S. Although we believe our tax estimates are reasonable, unfavorable resolution of any tax audits and controversies could cause our tax liabilities to increase (including interest and penalties) and may have a significant adverse impact on our provision for income taxes and tax rate. Our effective tax rate is also influenced by the geography, timing, nature, and magnitude of transactions, such as acquisitions and divestitures, restructuring activities, and impairment charges.

Risks Related to Our Common Stock

We cannot guarantee that that our share repurchases will enhance long-term shareholder value.

Our Board has previously authorized a share repurchase programs for our Common Stock and our Class B Stock. Under these authorizations, the Company has authority to repurchase up to 750,000 shares of our Common Stock and up to 300,000 shares of our Class B Stock. The Company has undertaken repurchases of Common Stock on the open market (including pursuant to a 10b5-1 plan or otherwise) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice (subject to the terms and conditions of the repurchase plan(s) in place at such time). The existence of these share repurchase authorizations could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and/or volatility. Additionally, our share repurchase authorizations could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

Our principal stockholders have the ability to control matters requiring a stockholder vote and could delay, deter or prevent a change in control of our company.

Under our Certificate of Incorporation, the holders of our Common Stock are entitled to one vote per share and the holders of our Class B Stock are entitled to ten votes per share; the two classes generally vote together without regard to class (except that any amendment to our Certificate of Incorporation changing the number of authorized shares or adversely affecting the rights of Common Stock or Class B Stock requires the separate approval of the class so affected as well as the approval of both classes voting together). As a result, the holders of our Class B Stock exert control over the Company and thus limit the ability of other stockholders to influence corporate matters. Beneficial ownership of Common Stock and Class B Stock by the Jaffee Investment Partnership, L.P. and its affiliates (including Daniel S. Jaffee, our President, CEO and Chairman of the Board) provides them with the ability to control the election of our Board and the outcome of most matters requiring the approval of our stockholders, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers and substantial asset sales. Through their concentration of voting power, our principal stockholders may be able to delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. It is possible that the interests of our principal stockholders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the principal stockholders may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness, issue additional stock, or take other actions. Additionally, the holders of our Class B Stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Common Stock or may not be in the best interests of holders of our Common Stock.

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

Dividends are declared at the discretion of our Board, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors, including market and economic conditions. We are not obligated to continue a dividend for any fixed period, and the payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. There can be no assurance that we will continue to pay dividends. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.

General Risk Factors

Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company's business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between the Company's personnel, customers, suppliers and vendors depends on information technology and we rely on access to such information systems for our operations. Additionally, we rely on third-party service vendors to execute certain business processes and maintain certain information technology systems and infrastructure. We cannot guarantee that the security measures in place will prevent disruptions, failures, computer viruses or other malicious codes, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks, phishing, hacking by common hackers, criminal groups or nation-state organizations or social activist organizations, and other cyber-attacks or other privacy or security breaches in the information technology, phone systems or other systems (whether due to third-party action, bugs or vulnerabilities, physical break-ins, employee error, malfeasance or otherwise) of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, error or malfeasance of our employees, vendors, or other third parties, or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. Increased use of remote working arrangements has further exacerbated these risks. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly-evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers, suppliers or vendors, or others who have entrusted us with information. Our co-packaged litter sales were impacted by a cyberattack on our customer which prevented it from placing and receiving orders during the first quarter of fiscal year 2024. To date, the Company has not experienced any material impacts to our business or operations resulting from that cyberattack or any other information or cybersecurity attacks. Because of the frequently changing attack techniques, including through the use of artificial intelligence, along with the increased volume, persistence and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Because such techniques change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. While the Company has implemented a cybersecurity framework of policies, procedures, and tools, and has documented plans for incident response, disaster recovery, and business continuity to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our brands or reputation, subject the Company to legal claims and proceedings or remedial actions, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness, brands and reputation. There can be no assurance that the costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures would be covered by any insurance that we may carry from time to time. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2025 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot provide assurance that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could be negatively impacted.

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation or brand could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our mining operations and their impact on the environment; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues have historically resulted in legislative and regulatory efforts to impose increased regulations and require further disclosure and may do so in the future. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.
Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

A portion of our teammates in the U.S. and Canada are represented by labor unions, with whom we have entered into separate collective bargaining agreements. See “Item 1 – Business – Human Capital Management – Overview” above. We may experience labor disputes in the future, including protests and strikes, which could disrupt our business operations, increase wage rates and other costs of labor and have an adverse effect on our business and results of operation. We may also be unable to renegotiate collective bargaining agreements at acceptable terms, or we may be unable to maintain a satisfactory working relationship with our employees in the future. We may also be adversely affected by strikes and other labor disputes by the employees of our suppliers, customers, and other parties.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

Our systems, procedures and controls are still developing to match the complexity of our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. As a public company, we are required to comply with additional regulations and other requirements. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the value of our business, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business. In addition, as a result of our recent growth we no longer qualify as a smaller reporting company and, therefore, can no longer take advantage of scaled disclosure requirements and are subject to shorter filing deadlines. Complying with such requirements will require us to expend additional resources and to enhance the capabilities of our finance and accounting departments. If we are unable to comply with such requirements, our business and stock price may be adversely affected.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other risk areas. We have also implemented a specific cybersecurity program which adopts a risk management approach to information security, requiring the identification, assessment, and appropriate mitigation of vulnerabilities and threats that can adversely impact our information assets. Our cybersecurity program is aligned with recognized industry standards and frameworks such as NIST SP 800-53, NIST SP 800-82, and the NIST Cybersecurity Framework 2.0. Our cybersecurity program includes:

•An Information Security Charter and supporting policies outline governance, define responsibilities, and help enforce our cybersecurity program;
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

As of the date of this report, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents and potential impact to the Company, see the cybersecurity risk factors within “Item 1A. Risk Factors” in this Form 10-K.

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

ITEM 2 – PROPERTIES

Our corporate headquarters are located at 410 N. Michigan Avenue, Suite 400, Chicago, Illinois 60611. The lease for this location expires in 2036. In addition to our corporate headquarters, we operate two research and development facilities in Vernon Hills, IL, one of which we own and the other of which we lease with a term expiring in 2027. We operate clay manufacturing and non-clay production facilities on the properties listed in “Mining Properties and Operations” below. We have no mortgages on any of the real property we own. We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. As used in this Form 10-K, the terms “mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with Item 1300 of Regulation S-K.

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
* The Wisbech lease expires in 2032.

Overview of Mining Properties and Operations

CLAY RESOURCES AND RESERVES

Our real property holdings and tons produced for each of the three fiscal years ended July 31, are as follows:

	Real Property Holdings				Tons Produced
Geographic Area	Land Owned	Land Leased	Land Unpatented Claims	Total	2025	2024	2023
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	46	54	57
Georgia	4,001	1,384	—	5,385	419	425	405
Illinois	82	533	—	615	54	54	54
Mississippi	2,202	993	—	3,195	262	260	291
Nevada	535	—	—	535	—	—	—
Tennessee	178	—	—	178	—	—	—
	7,793	2,910	1,030	11,733	781	793	807

With the exception of our research and development center in Illinois, all of the properties that we own contain clay mineral reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale which we refer to in the aggregate as “clay,” “minerals,” or “Fuller’s Earth.” We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. We, or our wholly owned subsidiaries, are the sole operators of our mines. We have a total of 68 mining properties in all stages of operation (exploration, development and production), with 3 mining properties in California, 37 mining properties in Georgia, 3 mining properties in Illinois, 23 mining properties in Mississippi, 1 mining property in Nevada, and 1 mining property in Tennessee. Our properties in production, located in Mississippi, Georgia, California and Illinois, collectively produced approximately 781 thousand and 793 thousand tons of finished product in fiscal years 2025, and 2024, respectively. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves at our mining properties in Nevada and Tennessee, we are not actively mining these properties.

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

Summary of Mineral Resources and Mineral Reserves

We operate a number of mines concentrated near our production facilities in California, Georgia, Illinois and Mississippi, although we have proven reserves in other states. Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to our business or financial condition. As a result, we are only required to disclose summary information related to our mineral reserves. Our summary of mineral reserves as of July 31, 2025, have been prepared and certified by an employee of the Company who is a certified professional geologist who qualifies as a "qualified person" as such term is defined in Item 1300 of Regulation S-K. The reference point for our mineral reserves is in-situ, or in-place, material. Item 1303 of Regulation S-K requires the disclosure of mineral resources; however, we have no mineral resource estimates as all mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves. Item 1303 of Regulation S-K also requires the disclosure of the grades/qualities of our mineral reserves; however, because there is no single size, chemical, or physical specification of our clay that fits all requirements for our various products, it is not practical or possible for us to provide information related to grades/qualities. Our summary of proven and probable reserves as of July 31, 2025, is as follows:

	Mineral Reserves[1]
	Proven Mineral Reserves	Probable Mineral Reserves	Total
	(thousands of tons)
California	3,169	11,226	14,395
Georgia	24,746	14,884	39,630
Illinois	5,403	796	6,199
Mississippi	32,685	82,425	115,110
Nevada	23,316	2,976	26,292
Tennessee	3,000	3,000	6,000
	92,319	115,307	207,626
1 Mineral reserves are based on the fiscal year 2025 average price of $564 per ton of our clay-based products.

We assess the economic viability of clay by conducting industry standard in-situ tests in order to determine reserves. The minimum quality threshold used in our determination of reserves is whether the clay could be used in one of our products. Once a determination is made, based on in-situ testing by exploratory drilling, that a measured resource of clay is usable in one of our products, we determine economic viability based on a variety of factors. These factors can differ from mine to mine but generally include the amount of clay at the mine; projected costs related to operating the mine; demand for the type or types of product the clay meets the specifications for; other geographical factors such as proximity to permanent structures or bodies of water; and environmental factors and regulations.

Based on our rate of consumption during fiscal year 2025, and without regard to any of our reserves in Nevada and Tennessee, where we do not actively mine, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, we consider our in-situ clay to have no inherent value and to only become valuable through the mining and manufacturing methods described below.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot provide assurance that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2025, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geological data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortization that are based on life of mine estimates. Our analysis of risks related to our reserves is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other risk areas. Refer to Item 1A “Risk Factors” for further discussion of risks associated with our mineral reserves.

MINING AND MANUFACTURING METHODS

Mining and Hauling

We mine clay in open-pit mines in Georgia, Mississippi, Illinois and California. The mining and hauling operations are similar throughout the Oil-Dri locations, with the exception of California. The land to be mined is first stripped. The stripping process involves removing the overburden and preparing the site to allow the excavators to reach the desired clay. We consider overburden to be waste, and it is generally visually distinguishable from the clay that we mine and process. Portions of clay or other materials within a mine that are unusable by us to produce our products are also considered waste and are not included in our calculation of mineral reserves. In addition to being visually distinguishable, the dividing line between the overburden and the clay is confirmed with survey-grade GPS equipment and verification testing is used to confirm whether clay is usable to produce our products. Verification testing is initially conducted on the samples of clay, overburden and other materials extracted through the process of exploratory drilling, and then on an on-going basis once extraction begins as we conduct regular application-specific testing on clay as it is mined. When stripping is completed, the excavators dig out and load the clay onto dump trucks. The trucks haul the clay directly to our processing plants where it is dumped in a clay yard and segregated by clay type if necessary. Generally, the mine sites are in close proximity to the processing plants; however, the maximum distance the clay is currently hauled to a plant is approximately eleven miles.

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

In addition, certain other products may go through further processing or the application of fragrances and additives. For example, certain fluids purification and animal health products are processed into a powder form. We also use a proprietary process for our engineered granules to create spherical, uniform-sized granules.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2025 were 734 and 24, respectively, as reported by our transfer agent. In the last three fiscal years, we have not sold any securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Dividends

    Our Board determines the timing and amount of any dividends. Our Board may change its dividend practice at any time. The declaration and payment of future dividends, if any, will depend upon, among other things, our future earnings, capital requirements, financial condition, legal requirements, contractual restrictions and other factors that our Board deems relevant. Our Credit Agreement, dated as of January 27, 2006 (as previously amended, the "Credit Agreement"), with BMO Harris Bank N.A (“BMO Harris”), and certain of our domestic subsidiaries, and our Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") requires that we maintain a maximum debt to earnings ratio and a minimum fixed charge coverage ratio. To the extent that these balances are not attained, our ability to pay dividends may be impaired. See Note 4 of the Notes to the Consolidated Financial Statements for further information about our debt agreements.

Unregistered Sales of Equity Securities

None.

Issuer Repurchase of Equity Securities

    The following chart summarizes our Common Stock purchases during the three months ended July 31, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES [1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2025	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
May 1, 2025 to May 31, 2025	—	$—	—	362,938
June 1, 2025 to June 30, 2025	1,992	$57.91	—	360,946
July 1, 2025 to July 31, 2025	—	$—	—	360,946
1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however, there have been no repurchases of Class B Stock for the three months ended July 31, 2025 and the authorized Class B Stock is not included in the table above. Of this amount, 244,113 shares of Class B Stock remain authorized for repurchase as of July 31, 2025. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our consolidated financial statements included in this Annual Report on Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

3 All shares of Common Stock were surrendered by employees to pay taxes related to restricted stock awards. No shares of Common Stock or Class B Stock were repurchased pursuant to publicly announced programs.

4 Our Board of Directors authorized the repurchase of 750,000 shares of Common Stock on March 11, 2019. This authorization does not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under this authorization. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares of Common Stock repurchased will be determined by our management.

Stock Performance Graph

The following graph compares the annual cumulative total stockholders’ returns for the five years ending July 31, 2025 on an assumed investment of $100 on July 31, 2020 in our Common Stock, the Russell 2000 Index and the Dow Jones US Basic Materials Index. Our Common Stock is included in the Russell 2000 Index, and we consider the Dow Jones US Basic Materials Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance, and we do not make or endorse any predictions as to future stockholder returns.

                 Comparative Five-Year Total Returns
                 (Performance results through July 31, 2025)

$400
$350
$300
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Oil-Dri Corp. of America Total Return
Russell 2000 Total Return
Dow Jones US Basic Materials Index Total Return

	2020	2021	2022	2023	2024	2025
Oil-Dri Corp. of America Total Return	$100.00	$105.33	$92.38	$198.93	$209.93	$369.65
Russell 2000 Total Return	$100.00	$151.97	$130.25	$140.55	$160.58	$159.69
Dow Jones US Basic Materials Index Total Return	$100.00	$141.31	$136.88	$157.04	$165.30	$160.56

This performance graph and accompanying disclosure shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

RESULTS OF OPERATIONS
FISCAL YEAR 2025 COMPARED TO FISCAL YEAR 2024

OVERVIEW & CONSOLIDATED RESULTS

	For the Year Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Consolidated Results
Net Sales	$485,572	$437,587	$47,985	11%
Gross Profit	$143,083	$125,094	$17,989	14%
Operating Income	$68,220	$51,645	$16,575	32%
Net income	$53,996	$39,426	$14,570	37%
Business to Business
Net Sales	$182,596	$150,471	$32,125	21%
Operating Income	$59,796	$45,589	$14,207	31%
Retail & Wholesale
Net Sales	$302,976	$287,116	$15,860	6%
Operating Income	$44,137	$43,804	$333	1%

Oil-Dri experienced another record-breaking year with consolidated net sales, gross profit and net income reaching all-time highs. Consolidated net sales in fiscal year 2025 were $485.6 million, an 11% increase from net sales of $437.6 million in fiscal year 2024. Record revenues were recognized by both operating segments, with net sales growth across all principal product groups. Net sales for the Business to Business Products Group grew primarily due to fluids purification products used in the renewable diesel business and higher sales from agricultural and horticultural products. Net sales for the Retail and Wholesale Products Group increased primarily due to the introduction of silica-gel crystal cat litter as a result of the acquisition of Ultra Pet in May 2024.
Despite higher cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit and consolidated income from operations increased in fiscal year 2025 when compared to fiscal year 2024. Consolidated gross profit in fiscal year 2025 was $143.1 million, an increase of $18.0 million, or 14%, from consolidated gross profit of $125.1 million in the prior fiscal year. Gross margin (defined as gross profit as a percentage of net sales) of 29.5% in fiscal year 2025 increased from 28.6% in fiscal year 2024. Cost of goods sold increased $30.0 million, or 10% in fiscal year 2025 compared to fiscal year 2024, primarily due to domestic per ton cost of goods sold which increased 5% compared to fiscal year 2024. This increase was primarily driven by our product mix which resulted in higher overall per ton material and transportation costs, which increased 7% and 5%, respectively. These increases were slightly offset by a 3% decrease in packaging costs for fiscal year 2025, compared to fiscal year 2024.

Total SG&A increased $1.4 million, or 2% in fiscal year 2025 compared to fiscal year 2024. The increase was primarily driven by operating segment SG&A, which increased by $3.4 million, partially offset by a $2.0 million reduction in corporate unallocated expenses. SG&A expenses at the operating segments level are discussed below in the discussion of our segments' operating income. The decrease in corporate unallocated fiscal year 2025, was primarily due to a decrease in acquisition-related expenses compared to fiscal year 2024.

Total other expenses, net for fiscal year 2025 remained flat compared to fiscal year 2024 at $2.0 million.

Tax expense for fiscal year 2025 was $12.2 million with an effective tax rate of 18% compared to $10.2 million with an effective tax rate of 21% in fiscal year 2024. The increase in tax expense was driven by higher net income. Favorable return to provision adjustments for returns filed in 2025 drove a decrease in the 2025 effective tax rate. Tax credits and a change in timing of deductions drove the lower 2024 tax return rate. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

Consolidated net income for fiscal year 2025 was $54.0 million, or $3.70 per share of diluted Common Stock, compared to $39.4 million, or $2.72 per share of diluted Common Stock in fiscal year 2024. This increase was primarily due to the increase in net sales which more than offset the increase in operating expenses, interest expenses and income tax.

Our Consolidated Balance Sheets as of July 31, 2025, and our Consolidated Statements of Cash Flows for fiscal year 2025 show an increase in total cash and cash equivalents from fiscal year-end 2024. The increase is mainly due to cash flows from operating activities. Refer to the "Liquidity and Capital Resources" section below for additional information about our cash and cash equivalents.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Year Ended July 31,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$44,338	$33,558	$10,780	32%
Fluids Purification	110,105	92,464	17,641	19%
Animal Health & Nutrition	28,153	24,449	3,704	15%
Net Sales	$182,596	$150,471	$32,125	21%
Cost of Goods Sold	$(106,691)	$(89,789)	(16,902)	19%
Gross Profit	$75,905	$60,682	$15,223	25%
SG&A	$(16,109)	$(15,093)	(1,016)	7%
Operating Income	$59,796	$45,589	$14,207	31%

Net sales of the Business to Business Products Group for fiscal year 2025 were $182.6 million, an increase of $32.1 million, or 21%, from net sales of $150.5 million in fiscal year 2024, driven primarily by sales of our fluids purification products and, to a lesser extent, agricultural and animal health products. Net sales of fluids purification products increased $17.6 million or 19% in fiscal year 2025 compared with fiscal year 2024, driven primarily by the increase in demand for our products used in renewable diesel filtration. Net sales of our agricultural and horticultural chemical carrier products increased $10.8 million, or 32%, for fiscal year 2025 compared to fiscal year 2024 mainly as a result of stronger demand, primarily as key customers resumed purchasing after working through inventory surpluses. Net sales of our animal health and nutrition products increased $3.7 million, or 15%, in fiscal year 2025 compared to the fiscal year 2024, primarily due to higher sales volumes.

Gross profit and operating income increased in fiscal year 2025 compared to fiscal year 2024, despite higher cost of goods sold and SG&A expenses. Cost of goods sold increased 16.9 million, or 19%, mainly due to per ton cost of goods sold which increased 5% in the fiscal year 2025 compared to fiscal year 2024. This increase was primarily due to higher transportation costs. SG&A expenses for the Business to Business Products Group increased $1.0 million, or 7%, for fiscal year 2025 compared to fiscal year 2024. The increase was mainly driven by higher research and development costs and a foreign value-added tax ("VAT") assessment, partially offset by cost reductions across other general and administrative expenses.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Year Ended July 31,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$255,926	$241,884	$14,042	6%
Industrial and Sports	47,050	45,232	1,818	4%
Net Sales	$302,976	$287,116	$15,860	6%
Cost of Goods Sold	$(235,798)	$(222,704)	$(13,094)	6%
Gross Profit	$67,178	$64,412	$2,766	4%
SG&A	$(23,041)	$(20,608)	$(2,433)	12%
Operating Income	$44,137	$43,804	$333	1%

Net sales of the Retail and Wholesale Products Group for fiscal year 2025 were $303.0 million, an increase of $15.9 million, or 6%, from net sales of $287.1 million in fiscal year 2024, primarily driven by sales of our cat litter products. Domestic cat litter net sales, excluding co-packaged cat litter, were $225.9 million for fiscal year 2025, an increase of $13.1 million, or 6%, when compared to fiscal year 2024. Crystal cat litter sales represented $14.9 million of the increase, partially offset by a net decrease in clay-based litter. $3.7 million of the decrease was due to the loss of a private label account and $3.2 million due to customer bankruptcies. These losses were offset by other revenue gains within coarse and branded light-weight cat litter products due to new distribution with both existing and new customers. Net sales of co-packaged products increased by $0.9 million in fiscal year 2025 compared to fiscal year 2024, mainly due to higher prices. Net sales of our domestic industrial and sports products increased by $1.9 million, or 4%, compared to fiscal year 2024, primarily driven by higher pricing to offset elevated costs. Net sales by our subsidiary in Canada remained flat in fiscal year 2025 compared to fiscal year 2024.

    Gross profit and operating income increased in fiscal year 2025 compared to fiscal year 2024, despite higher cost of goods sold and SG&A expenses. Cost of goods sold increased $13.1 million, or 6%, driven by the per ton cost of good sold which increased 5% in the fiscal year 2025 compared to fiscal year 2024. This increase was primarily due to product mix. SG&A expenses for the Retail and Wholesale Products Group increased $2.4 million in fiscal year 2025 compared to fiscal year 2024, primarily due to incremental SG&A expenses related to the recently acquired crystal cat litter business. These elevated costs were partially offset by lower advertising expenses compared to fiscal year 2024.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the Netherlands, which are included in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom, China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2025 were $20.1 million, a decrease of $0.9 million, or 4%, from net sales of $21.0 million during fiscal year 2024. The decrease in net sales was driven mainly by our subsidiary in China offset by increases in Mexico and the United Kingdom. Net sales of our subsidiary in China decreased $1.7 million, or 100%, during fiscal year 2025 compared to fiscal year 2024 primarily due to the sale of all existing inventory to a new master distributor in the first quarter of fiscal year 2024. Beginning in January 2023, sales to China went directly through Oil-Dri Corporation of America and not through our subsidiary in China. Net sales of our subsidiary in Mexico increased $0.5 million, or 27% during fiscal year 2025 compared to fiscal year 2024, due to higher volume. Net sales of our subsidiary in the United Kingdom in fiscal year 2025 increased by $0.4 million, or 13%, compared to net sales in fiscal year 2024, driven by higher prices. Total net sales of our subsidiary in Canada during fiscal year 2025 remained flat compared to fiscal year 2024. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales in fiscal year 2025, and 5% of consolidated net sales in fiscal year 2024.

For fiscal year 2025, our foreign subsidiaries reported a pre-tax net loss of $0.1 million, compared to $0.7 million of net income in fiscal year 2024. The decrease in net income was primarily driven by the foreign VAT assessment.

Identifiable assets of our foreign subsidiaries as of July 31, 2025, were $9.0 million compared to $8.7 million as of July 31, 2024.

FISCAL YEAR 2024 COMPARED TO FISCAL YEAR 2023

For a discussion of our fiscal year 2023 Results of Operations, including a discussion of our financial results for the fiscal year ended July 31, 2024 compared to the fiscal year ended July 31, 2023, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on October 10, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions and funding our debt service requirements. During fiscal year 2025, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Credit Agreement and the Series B, C and D Senior Notes issued under the Note Agreement. On September 30, 2024, we amended the Credit Agreement to, among other things, increase our line of credit from $45 million to $75 million, providing more financial flexibility. See Note 4 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information relating to our existing borrowings.

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

Cash and cash equivalents, including restricted cash, totaled $50.5 million and $24.5 million as of July 31, 2025, and 2024, respectively. The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2025	2024
Net cash provided by operating activities	$80,183	$60,313
Net cash used in investing activities	(32,526)	(76,116)
Net cash (used in) provided by financing activities	(21,744)	8,326
Effect of exchange rate changes on cash and cash equivalents	64	204
Net increase (decrease) in cash and cash equivalents	$25,977	$(7,273)

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flow for fiscal year 2025 were as follows:

Accounts receivables, less allowance for credit losses and cash discounts, were $7.8 million higher at fiscal year-end 2025 compared to fiscal year-end 2024. The variation in accounts receivable balances reflects differences in the level and timing of collections as well as the payment terms provided to various customers.

Inventories were $2.3 million lower at fiscal year-end 2025 compared to fiscal year-end 2024. The decrease is primarily due to timing and scheduled plant outages for maintenance in the fourth quarter of fiscal year 2025. See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our inventory.

    Excluding the impact of payments related to capital expenditures, accounts payable were $0.9 million higher at fiscal year-end 2025 compared to fiscal year-end 2024. The increase is due to higher trade payables mainly due to timing. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms. In fiscal year 2025, there was a $0.9 million increase in accounts payable related to capital expenditures which reduced the cash used in investing activities as compared to fiscal year 2024.

Excluding the impact of payments related to capital expenditures, accrued expenses were $2.4 million higher at fiscal year-end 2025 compared to fiscal year-end 2024. The increase in accrued expenses during fiscal year 2025 was driven by higher accrued payables, accrued taxes, and trade promotions and advertising accruals, which fluctuate due to timing, cost of goods and services, and payment terms. In fiscal year 2025, there was a $1.6 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the fiscal year 2024. See Note 10 of the Notes to the Consolidated Financial Statements for further information regarding our accrued expenses.

Net cash used in investing activities

Cash used in investing activities was $32.5 million in fiscal year 2025. Cash used in investing activities primarily related to capital expenditures to expand our plant equipment and improve our facilities in order to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities was $21.7 million in fiscal year 2025, primarily driven by $11 million in payment of our debt, including the full repayment of the borrowings under the Credit Agreement, as well as $8.4 million used for dividend payments and $2.3 million used for share repurchases.

Other

Total cash and investment balances held by our foreign subsidiaries were $4.7 million as of July 31, 2025, and $4.5 million as of July 31, 2024. See further discussion in the “Foreign Subsidiaries” section above.

As of July 31, 2025, we had remaining authority to repurchase 360,946 shares of Common Stock and 244,113 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board. In fiscal years 2025 and 2024, we made repurchases of stock as further discussed in Item 5 "Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with the generally accepted accounting principles of the United States (“U.S. GAAP”). We review our financial reporting and disclosure practices and accounting policies annually to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of our significant accounting policies.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that have had, or are reasonably likely to have, a material impact on the reported amounts. The critical accounting policies that reflect our more significant estimates include income taxes, trade promotion, reclamation, impairment of goodwill and other intangible assets, valuation of acquired goodwill and other intangible assets. Actual results could differ from these estimates.

Income Taxes. Our effective tax rate on earnings was based on income, statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Significant judgment was required in determining our effective tax rate and in evaluating our tax positions, and in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of expenses for tax and financial statement purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We determine our current and deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes. The tax effect of the expected reversal of tax differences was recorded at rates currently enacted for each jurisdiction in which we operate. To the extent that temporary differences will result in future tax benefits, we must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets.

We maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings and other factors that could affect the realization of deferred tax assets. A change in the assessment of the realizability of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs.

We recorded valuation allowances of $2.8 million and $2.5 million for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards as of July 31, 2025 and 2024, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2025, or 2024. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $3.1 million and $2.7 million for trade promotions as of July 31, 2025, and 2024, respectively.

Reclamation. During the normal course of our mining process, we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. We have recorded an estimated net reclamation asset of $3.1 million as of July 31, 2025, and $2.2 million, as of July 31, 2024, and a corresponding estimated reclamation liability of $5.9 million as of July 31, 2025, and $4.8 million as of July 31, 2024. These values represent the discounted present value of the estimated future mining reclamation and landfill closure and monitoring costs at the production plants. The reclamation assets are depreciated over the estimated useful lives of the various mines. The reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines.

Accounting for reclamation obligations requires that we make estimates unique to each mine site of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. These estimates are based on a variety of factors for each mine site such as, but not limited to, the size and unique nature of each property including the acreage and depth of our mines, costs for leveling, filling, and reseeding land, and the applicable laws and regulations the mine site is subject to. Actual future costs incurred could significantly differ from estimated amounts. Future changes to environmental laws and the length of the period between the estimate and incurrence of actual costs could increase the extent of reclamation work required. Any such increases in future costs could materially impact the amount incurred for reclamation costs.

Impairment of goodwill and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We first consider qualitative factors which include macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that further quantitative assessment is required, it would be based on cash flow considerations and other approaches that would require significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the third quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. In fiscal year 2025 we had goodwill associated with both our Business to Business and Retail and Wholesale operating segments. Based on our qualitative assessment there were no indicators that required us to perform further quantitative assessment of the fair value of our goodwill or other indefinite-lived assets. Accordingly, no impairment of goodwill was identified in fiscal year 2025, however this could change in the future, as outlined under Item 1A "Risk Factors."

Valuation of acquired goodwill and intangible assets. We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The identifiable assets acquired, and liabilities assumed are recorded at their fair values on the date of acquisition. The difference in the fair value of consideration transferred over the fair values of the assets and liabilities is recorded as goodwill. We make significant estimates and assumptions when determining the fair values of assets and liabilities obtained through a business combination, especially regarding intangible assets. We utilize various approaches to establish the fair value of intangible assets acquired. The Company believes its estimates of the fair value of intangible assets to be reasonable. However, actual financial results may differ from the estimates because of the inherent uncertainty involved.

NEW ACCOUNTING PRONOUNCEMENTS
For recent accounting pronouncements, see Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include changes in commodity prices, interest rates, foreign currency exchange rates, and duties and tariffs, along with the impact of inflation. We do not engage in financial transactions for trading or speculative purposes.

Commodity Prices Risk. We are primarily exposed to fluctuations in market prices with respect to the commodities necessary for producing, packaging, and shipping our products, and in particular with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal years 2025 and 2024, we purchased several forward fuel contracts in Georgia and California which will cover a portion of our needs through fiscal year 2026. These contracts totaled approximately $3.1 million in fiscal year 2025, and a 10% change in the market price for fuel would have resulted in an additional pretax gain or loss of approximately $0.3 million as the related inventory containing those inputs was sold.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2025	2024
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$50,458	$23,481
Accounts receivable, less allowance of $1,493 and $934 in 2025 and 2024, respectively	69,370	62,171
Inventories, net	51,594	54,236
Prepaid expenses and other assets	5,961	7,270
Total Current Assets	177,383	147,158
Property, Plant and Equipment
Land	13,549	13,550
Buildings and leasehold improvements	43,529	41,648
Machinery and equipment	205,675	192,788
Office furniture and equipment	22,521	22,530
Vehicles	25,902	24,617
Construction in progress	25,149	20,974
Mining assets	10,893	9,966
Capital parts	8,861	7,488
Less accumulated depreciation and amortization	(206,375)	(195,765)
Total Property, Plant and Equipment, Net	149,704	137,796
Other Assets
Goodwill	16,017	15,443
Trademarks, trade names and patents, net of accumulated amortization of $693 and $625 in 2025 and 2024, respectively	6,603	6,662
Customer list, net of accumulated amortization of $9,278 and $8,149 in 2025 and 2024, respectively	18,907	20,036
Deferred income taxes	1,291	1,537
Operating lease right-of-use assets	14,219	18,667
Other	7,553	7,306
Total Other Assets	64,590	69,651
Total Assets	$391,677	$354,605

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	16,808	15,009
Dividends payable	2,444	2,096
Operating lease liabilities	4,071	4,556
Accrued expenses	44,864	44,016
Total Current Liabilities	69,187	66,677
Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $183 and $226 in 2025 and 2024, respectively	38,817	49,774
Deferred compensation	5,777	5,667
Long-term operating lease liabilities	11,296	15,391
Other	7,540	6,508
Total Noncurrent Liabilities	63,430	77,340
Total Liabilities	132,617	144,017
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,276,261 shares in 2025 and 15,172,186 shares in 2024	1,528	1,517
Class B Stock, convertible, par value $.10 per share, issued 4,650,484 shares in 2025 and 4,652,984 shares in 2024	465	465
Additional paid-in capital	66,138	60,031
Retained earnings	277,500	232,247
Accumulated other comprehensive income	969	769
Less treasury stock, at cost (4,902,881 Common and 380,628 Class B shares in 2025 and 4,867,880 Common and 362,649 Class B shares in 2024)	(87,540)	(84,441)
Total Stockholders’ Equity	259,060	210,588

Total Liabilities and Stockholders’ Equity	$391,677	$354,605

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2025	2024	2023
	(in thousands, except for per share data)

Net Sales	$485,572	$437,587	$413,021
Cost of Goods Sold	(342,489)	(312,493)	(309,794)
Gross Profit	143,083	125,094	103,227
Selling, General and Administrative Expenses	(74,863)	(73,449)	(62,187)
Income from Operations	68,220	51,645	41,040
Other (Expense) Income
Interest income	698	873	465
Interest expense	(2,434)	(1,804)	(1,464)
Loss on pension termination	—	—	(4,652)
Foreign exchange (loss) gain	(522)	(628)	105
Other, net	249	(435)	(816)
Total Other Expense, Net	(2,009)	(1,994)	(6,362)
Income Before Income Taxes	66,211	49,651	34,678
Income Tax Expense	(12,215)	(10,225)	(5,195)
Net Income	$53,996	$39,426	$29,483
Net Loss Attributable to Noncontrolling Interest	—	—	(68)
Net Income Attributable to Oil-Dri	$53,996	$39,426	$29,551

Net Income Per Share
Basic Common Stock	$3.99	$2.92	$2.23
Basic Class B Stock	$3.00	$2.20	$1.67
Diluted Common Stock	$3.70	$2.72	$2.07
Diluted Class B Stock	$3.00	$2.20	$1.67
Average Shares Outstanding
Basic Common Stock	9,889	9,771	9,651
Basic Class B Stock	3,994	3,952	3,917
Diluted Common Stock	13,883	13,723	13,568
Diluted Class B Stock	3,994	3,952	3,917
Dividends Declared Per Share
Common Stock	0.645	0.590	0.565
Class B Stock	0.485	0.444	0.424

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2025	2024	2023
	(in thousands)

Net Income Attributable to Oil-Dri	$53,996	$39,426	$29,551

Other Comprehensive Income (Loss):
Pension and postretirement benefits, net of tax	129	64	3,254
Cumulative translation adjustment	71	(43)	(323)
Other Comprehensive Income	200	21	2,931
Comprehensive Income	$54,196	$39,447	$32,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
Balance, July 31, 2022	19,547,265	(5,127,274)	$1,954	$51,621	$178,754	$(79,428)	$(2,183)	$(369)	$150,349
Net Income (Loss)	—	—	$—	$—	$29,551	$—	$—	$(68)	$29,483
Other Comprehensive Income	—	—	$—	$—	$—	$—	$2,931	$—	$2,931
Dividends Declared	—	—	$—	$—	$(7,509)	$—	$—	$—	$(7,509)
Purchases of Treasury Stock	—	(25,055)	$—	$—	$—	$(1,078)	$—	$—	$(1,078)
Net Issuance of Stock Under Long-Term Incentive Plan	63,455	(23,996)	$7	$695	$—	$(701)	$—	$—	$1
Amortization of Restricted Stock	—	—	$—	$3,147	$—	$—	$—	$—	$3,147
Contributions from noncontrolling interests	—	—	$—	$(685)	$—	$—	$—	$437	$(248)
Balance, July 31, 2023	19,610,720	(5,176,325)	$1,961	$54,778	$200,796	$(81,207)	$748	$—	$177,076
Net income (loss)	—	—	—	—	39,426	—	—	—	39,426
Other comprehensive income	—	—	—	—	—	—	21	—	21
Dividends declared	—	—	—	—	(7,975)	—	—	—	(7,975)
Purchases of treasury stock	—	(42,554)	—	—	—	(2,778)	—	—	(2,778)
Net issuance of stock under long-term incentive plans	214,450	(11,650)	21	434	—	(456)	—	—	(1)
Amortization of restricted stock	—	—	—	4,819	—	—	—	—	4,819
Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$—	$210,588
Net income	—	—	—	—	53,996	—	—	—	53,996
Other comprehensive income	—	—	—	—	—	—	200	—	200
Dividends declared	—	—	—	—	(8,743)	—	—	—	(8,743)
Purchases of treasury stock	—	(36,958)	—	—	—	(2,349)	—	—	(2,349)
Net issuance of stock under long-term incentive plans	101,575	(16,022)	11	739	—	(750)	—	—	—
Amortization of restricted stock	—	—	—	5,368	—	—	—	—	5,368
Balance, July 31, 2025	19,926,745	(5,283,509)	$1,993	$66,138	$277,500	$(87,540)	$969	$—	$259,060

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2025	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$53,996	$39,426	$29,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,042	19,281	15,528
Non-cash stock compensation expense	5,368	4,819	3,147
Loss on pension termination	—	—	4,652
Deferred income tax expense (provision)	240	1,697	(4,431)
Net increase (decrease) to provision for bad debts and cash discounts	559	(153)	284
Loss on impairment of patent applications	49	—	61
Accretion for asset retirement obligation	190	211	161
(Gain) loss on sale of fixed assets	(31)	314	1,044
(Increase) decrease in:
Accounts receivable	(7,789)	1,453	(7,899)
Inventories	2,336	(4,682)	(2,204)
Prepaid expenses	191	(2,431)	1,082
Deferred income taxes	31	(115)	510
Other assets	4,095	3,404	59
Increase (decrease) in:
Accounts payable	926	(2,794)	3,241
Accrued expenses	2,384	2,449	6,455
Deferred compensation	110	1,155	(47)
Other liabilities	(4,514)	(3,721)	(1,362)
Total Adjustments	26,187	20,887	20,281
Net Cash Provided by Operating Activities	80,183	60,313	49,764
Cash Flows from Investing Activities
Capital expenditures	(32,562)	(32,000)	(24,368)
Proceeds from sale of property, plant and equipment	151	182	70
Acquisition of business	(115)	(44,298)	—
Acquisition of equity in Agromex	—	—	(269)
Net Cash Used in Investing Activities	(32,526)	(76,116)	(24,567)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	20,000	$—
Principal payments on notes payable	(11,000)	(1,000)	(1,000)
Payment of debt issuance costs	—	(90)	(7)
Dividends paid	(8,395)	(7,806)	(7,433)
Purchase of treasury stock	(2,349)	(2,778)	(1,078)
Net Cash (Used in) Provided by Financing Activities	(21,744)	8,326	(9,518)
Effect of exchange rate changes on cash and cash equivalents	64	204	(223)
Net Increase (Decrease) in Cash and Cash Equivalents	25,977	(7,273)	15,456
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	24,481	31,754	16,298
Cash, Cash Equivalents and Restricted Cash, End of Year	$50,458	$24,481	$31,754

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2025	2024	2023
	(in thousands)
Supplemental disclosure:
Restricted Cash:
Beginning balance	$1,000	$—	—
(Decrease) increase to restricted cash	$(885)	$1,000	—
Final settlement of acquisition of Ultra Pet	$(115)	$—	—
Ending balance	$—	$1,000	—
Other cash flows:
Interest payments, net of amounts capitalized	$1,697	$1,089	$1,135
Income tax payments	$12,598	$10,006	$7,367
Noncash investing and financing activities:
Change in capital expenditures in accounts payable	$876	458	326
Change in capital expenditures in accrued expenses	$(1,553)	$3,380	$357
Cash dividends declared and accrued, but not paid	$2,444	$2,096	$1,927
Increase in reclamation asset and liability	$926	$79	$522

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

MANAGEMENT'S USE OF ESTIMATES

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of July 31, 2025, and 2024 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	2025	2024	2023
Cash and cash equivalents	$50,458	$23,481	$31,754
Restricted cash included in prepaid expenses and other assets	—	1,000	—
Cash, cash equivalents, and restricted cash	$50,458	$24,481	$31,754

 TRADE RECEIVABLES

We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken by our customers.

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2025	2024
Finished goods	$29,401	$31,772
Packaging	8,114	8,995
Spare parts	6,822	$7,059
Other	7,257	6,410
Inventories, net	$51,594	$54,236

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considers specific items but also takes into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory reserves of $3.7 million as of July 31, 2025, and $3.8 million as of July 31, 2024. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies. Spare parts in inventory are recorded net of a valuation reserve based on aging.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rates in effect at period end. Income statement items are translated at the average exchange rate on a monthly basis. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

INTANGIBLES AND GOODWILL

Our intangible assets are mainly comprised of customer lists, patents, trademarks, trade names and goodwill. We amortize customer lists and patents on a straight-line basis over periods ranging from 18 to 20 years. During fiscal year 2024 we recorded additions of intangible assets of $37.4 million related to the acquisition of Ultra Pet, the components of which were customer list of $20.4 million amortized over a useful life of 18 years, $5.2 million of trade name and $11.8 million of goodwill. During fiscal year 2025, certain measurement period adjustments were made to goodwill resulting in a $0.6 million increase to goodwill.

Intangible amortization was $1.2 million, $0.5 million, and $0.3 million in fiscal years 2025, 2024, and 2023 respectively.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2026	$1,217
2027	$1,217
2028	$1,217
2029	$1,217
2030	$1,217

    The remaining weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Patents	8.8
Customer list	16.8
Total intangible assets subject to amortization	16.6

Trademarks and trade names acquired through acquisitions were determined to have indefinite lives. We had $5.6 million in indefinite life trademarks and trade names as of both July 31, 2025, and 2024.

Goodwill by operating segment was as follows as of July 31 (in thousands):

	2025	2024
Business to Business	3,618	3,618
Retail and Wholesale	$12,399	11,825
Total	$16,017	$15,443

We review indefinite-lived intangibles and goodwill to assess for impairment on the first day of our fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We also perform a review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. Our review entails a qualitative analysis of triggering events and, if identified, a further analysis is performed based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. We performed our impairment assessment and identified no triggering events that indicate the need for impairment of indefinite intangible assets or goodwill in either 2025 or 2024.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives for most of our depreciable assets range from 2 to 25 years, with some buildings ranging up to 30 years. Depreciation expense was $20.8 million, $18.8 million, and $15.3 million in fiscal years 2025, 2024, and 2023 respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life or increase functionality of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2025 and 2024.
Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment when circumstances indicate that an asset may be impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. In fiscal year 2025, we recognized no impairment for fixed assets no longer in use. We recognized impairment for fixed assets of $0.1 million in fiscal year 2024 and $0.9 million in fiscal year 2023. Impairment is included in cost of goods sold on the Consolidated Statement of Operations.

LAND AND MINING ASSETS

Our mining assets include mining properties, mineral rights and reclamation assets. We surface mine sorbent minerals on property that we either own or lease. A significant part of our mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred. There was no capitalized pre-production costs incurred in either fiscal year 2025 or 2024. Capitalized development costs are amortized when the sorbent material is removed from the mine and used to produce product for sale. At the end of fiscal year 2025, the amount of development costs that are being amortized is $3.5 million. Stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of goods sold. Stripping costs included in cost of goods sold were approximately $4.7 million, $5.4 million, and $4.0 million for fiscal years 2025, 2024, and 2023, respectively.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal, survey, and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. As of both fiscal years ending July 31, 2025, and July 31, 2024, we had $13.5 million of land and $2.2 million of gross mineral rights. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $2.4 million as of July 31, 2025, and $2.3 million as of July 31, 2024.

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

We recorded an estimated net reclamation asset of $3.1 million as of July 31, 2025, and $2.2 million as of July 31, 2024, and a corresponding estimated reclamation liability of $5.9 million as of July 31, 2025, and $4.8 million as of July 31, 2024. These values represent the discounted present value of the estimated future mining reclamation and landfill closure costs at the production plants. Additional mining activity, disturbance of land, and higher costs account for a majority of the increase in the reclamation liability.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments, credit facilities, and notes payable. These instruments, except for debt, were carried at amounts approximating fair value as of July 31, 2025, and 2024. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability of $0.3 million as of July 31, 2025, for these advance payments. There is $0.2 million liability for advance payments as of July 31, 2024. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. There is $0.2 million revenue recognized during fiscal year 2025 that was included in the liability for advance payments at the beginning of the year.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold and were approximately $64.9 million, $59.2 million, and $57.4 million for fiscal years 2025, 2024, and 2023, respectively.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $7.6 million, $9.0 million, $7.3 million in fiscal years 2025, 2024, and 2023, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2.4 million, $2.1 million, and $1.2 million were charged to expense as incurred for fiscal years 2025, 2024, and 2023, respectively, and are recorded in selling, general and administrative expenses.

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

INCOME TAXES

Deferred income tax assets and liabilities are recorded for the impact of temporary differences between the tax basis of assets and liabilities and the amounts recognized for financial reporting purposes. Deferred tax assets are reviewed, and a valuation allowance is established if management believes that it is more likely than not that some portion of our deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

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

STOCK SPLIT
On October 9, 2024, we announced that our Board approved a two-for-one stock split in the form of a stock dividend. Stockholders of record as of the close of business on December 20, 2024 received a distribution of one additional share of Common Stock, for each share of Common Stock held by such stockholder and one additional share of Class B Stock for each share of Class B Stock held by such stockholder as of the record date. The additional shares were distributed on January 3, 2025, and our Common Stock began trading on a post-split basis on January 6, 2025.

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
Unless noted, all Common Stock and Class B Stock share and per share amounts contained in the Condensed Consolidated Financial Statements have been retroactively adjusted, where applicable, to reflect the stock split. The impact on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Stockholders' Equity herein was an increase of $0.8 million to Common Stock and Class B Stock, with an offsetting decrease in Additional Paid-In-Capital, which has been retroactively adjusted as if the stock split had occurred at the beginning of the earliest period presented. The change in treasury shares reflects the stock split on shares held by wholly owned subsidiaries which are presented as treasury shares on a consolidated basis.

EARNINGS PER SHARE

We utilize the two-class method to report our earnings per share ("EPS"). The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. Common Stock is entitled to cash dividends equal to at least 133.33% on a per share basis of the cash dividend paid on Class B Stock. In computing EPS, the Company has allocated dividends declared to shares of Common Stock and Class B Stock based on amounts declared for each class of stock and 33.33% more of the undistributed earnings have been allocated to shares of Common Stock than to shares of Class B Stock on a per share basis. Common Stock is entitled to one vote per share and Class B Stock is entitled to ten votes per share. Common Stock have no conversion rights. Class B Stock is convertible by the holders thereof on a share-by-share basis into Common Stock at any time and is subject to mandatory conversion under certain circumstances. Basic EPS is computed by dividing net earnings, reduced for any distributed and undistributed earnings allocated to unvested restricted shares, by the weighted-average number of shares outstanding during the period for each class of common stock. Diluted EPS for Common Stock is derived utilizing the most dilutive result of the if-converted, treasury stock and two-class methods. In our case, the if-converted method is more dilutive than the two-class method and because our unvested restricted stock participates in dividends and is therefore anti-dilutive the treasury stock method does not apply. For Class B Stock, diluted EPS is derived utilizing the two-class method since, as with our Common Stock, our unvested restricted stock participates in dividends and is therefore anti-dilutive, making the treasury stock method inapplicable. The reverse treasury stock method is also inapplicable to both classes as we have no obligation to repurchase our Common Stock or Class B Stock. In both the if-converted and two-class methods, diluted EPS is computed by dividing net earnings by the weighted-average number of shares and potential shares outstanding during the period, taking into consideration different potential shares outstanding based on the method used. Dilution for Common Stock takes into consideration the effect of both unvested restricted shares and convertible shares of Class B Stock, unless such shares are anti-dilutive, in which case they are not considered. Dilution for Class B Stock takes into consideration the effect of unvested restricted shares, unless such shares are anti-dilutive, in which case they are not considered.

Below is a reconciliation of the calculation of basic and diluted EPS.

	For the year ended July 31, 2025
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$53,996	$41,173	$12,823
Distributed and undistributed earnings on restricted shares	(2,580)	(1,732)	(848)
Income available to stockholders	$51,416	$39,441	$11,975

Net Income (Numerator)		$39,441	$11,975
Weighted Average Shares Outstanding (Denominator)		9,889	3,994
Basic EPS		$3.99	$3.00

Effect of dilution - Net Income (1)		$11,975	$—
Net income assuming dilution (Numerator)		$51,416	$11,975

Effect of dilution - Shares (1)		3,994	$—
Shares assuming dilution (Denominator)		13,883	$3,994
Diluted EPS		$3.70	$3.00
(1) The impact of 275,327 shares of unvested Common Stock and 139,484 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2025

	For the year ended July 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$39,426	$29,981	$9,445
Distributed and undistributed earnings on restricted shares	(2,165)	(1,410)	(755)
Income available to stockholders	$37,261	$28,571	$8,690

Net Income (Numerator)		$28,571	$8,690
Weighted Average Shares Outstanding (Denominator)		9,771	3,952
Basic EPS		$2.92	$2.20

Effect of dilution - Net Income (2)		$8,690	$—
Net income assuming dilution (Numerator)		$37,261	$8,690

Effect of dilution - Shares (2)		3,952	$—
Shares assuming dilution (Denominator)		13,723	$3,952
Diluted EPS		$2.72	$2.20
(2) The impact of 317,722 shares of unvested Common Stock and 108,740 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2024.

	For the year ended July 31, 2023
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$29,551	$22,712	$6,839
Distributed and undistributed earnings on restricted shares	(1,518)	(1,232)	(286)
Income available to stockholders	$28,033	$21,480	$6,553

Net Income (Numerator)		$21,480	$6,553
Weighted Average Shares Outstanding (Denominator)		9,651	3,917
Basic EPS		$2.23	$1.67

Effect of dilution - Net Income (2)		$6,553	$—
Net income assuming dilution (Numerator)		$28,033	$6,553

Effect of dilution - Shares (2)		3,917	$—
Shares assuming dilution (Denominator)		13,568	$3,917
Diluted EPS		$2.07	$1.67
(2) The impact of 314,064 shares of unvested Common Stock and 71,390 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2023

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, ASU No. 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Refer to Note 3 - Operating Segments of this Form 10-K for the enhanced disclosures added as a result of the adoption of ASU 2023-07.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The pronouncement expands the disclosure requirements for expenses, specifically by providing more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that ASU 2024-03 will have on the Company's consolidated financial statement disclosures.

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

The purchase was financed through cash on hand, a $10 million advance under the Credit Agreement, and the issuance of $10 million in aggregate principal amount of 6.47% Series D Senior Notes due April 30, 2033, pursuant to the shelf facility provisions of the Note Agreement. Debt issuance costs of $0.1 million were deferred and are being amortized over the life of the note. During fiscal year 2025, the 10 million advance under the Credit Agreement was repaid in full. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the debt used in funding the acquisition.

As of July 31, 2025, the Company has completed the assessment to assign fair values to all tangible and intangible assets acquired and liabilities assumed. During fiscal year 2025, goodwill increased $0.6 million as a result of measurement period adjustments to inventory, accounts receivable, deferred tax and other assets and to account for the final purchase price adjustments. The following table summarizes the final consideration paid and fair value of the assets acquired, and liabilities assumed at the acquisition date.

Consideration	(in thousands)
Cash, net of cash acquired and restricted cash	$44,413

Identifiable assets acquired and liabilities assumed
Accounts receivable	4,246
Inventories	6,751
Prepaid expenses and other assets	877
Property, plant and equipment	270
Trade name	5,200
Customer list	20,400
Operating lease right-of-use assets	1,463
Trade and other liabilities	(1,663)
Operating lease right-of-use liabilities	(1,472)
Deferred tax liabilities	(4,058)
Total identifiable net assets	32,014
Goodwill	12,399
Total	$44,413

Various fair value methodologies were used for the valuation of identifiable intangibles including the 'excess earnings method' used for the valuation of the customer list and 'relief from royalty' method used for the valuation of the trade name. Our fair value was based on the projected financial information and unobservable inputs including revenue growth rate, weighted average cost of capital, royalty rate, and customer attrition rates. Finished goods inventory was valued using the net realizable value approach and approximate the selling price less disposal costs and allowance for a reasonable profit. The goodwill of $12.4 million arising from the acquisition consists largely of intangible assets that do not qualify for separate recognition and were fully assigned to our Retail and Wholesale Products Group. None of the goodwill recognized is expected to be deductible for income tax purposes.

Ultra Pet contributed net sales of $4.8 million and pre-tax income of $0.2 million for the period from May 1, 2024, to July 31, 2024, net of acquisition adjustments including non-cash inventory fair value step up amortization included in cost of goods sold and customer list amortization included in SG&A. The total fair value step up adjustment to inventory was $0.8 million of which $0.4 million was amortized in fiscal year 2024 and the remainder in fiscal year 2025. The following unaudited pro forma summary presents consolidated information of Oil-Dri as if the business combination had occurred on August 1, 2022.

(unaudited- in thousands)	Pro forma year ended July 31,
	2024	2023
Net Sales	$455,139	$435,093
Pre-Tax Net Income	$52,999	$35,489

These pro forma amounts above have been calculated after applying Oil-Dri’s accounting policies and adjusting the results of Ultra Pet, including the following adjustments:

(unaudited- in thousands)	Pro forma year ended July 31,
	2024	2023
Acquisition related expenses (a)	$1,172	$—
Interest expense (b)	$(1,158)	$(1,323)
Customer list amortization (c)	$(850)	$(1,133)
Inventory step up adjustment (d)	$449	$(783)

(a) Adjustment for acquisition related expenses reflects the reversal of legal and other professional fees and integration costs incurred in fiscal year 2024. These expenses are included in general and administrative expense on Oil-Dri consolidated income statement.
(b) Interest expense adjustments reflect higher interest expense associated with financing the Ultra Pet acquisition assuming financing occurred August 1, 2022.
(c) Customer list amortization adjustment reflects additional amortization assuming amortization began on August 1, 2022.
(d) Inventory step up adjustment reflects the reversal of the amortization recognized in fiscal year 2024 and recognition of the full step up adjustment in fiscal year 2023.

NOTE 3 – OPERATING SEGMENTS

We have two reportable operating segments: (1) Retail and Wholesale Products Group and (2) Business to Business Products Group. These operating segments are managed separately, and each segment's major customers have different characteristics. The Retail and Wholesale Products Group customers include mass merchandisers, the farm and fleet channel, drugstore chains, pet specialty retail outlets, dollar stores, retail grocery stores, distributors of industrial cleanup and automotive products, environmental service companies, sports field product users and marketers of consumer products. Given the similar nature of products and customers, sales of our silica gel based crystal litter are included with our cat litter products and reported as part of the Retail and Wholesale products group segment. The Business to Business Products Group customers include processors and refiners of edible oils, renewable diesel, petroleum-based oils and biodiesel fuel; manufacturers of animal feed and agricultural chemicals; and distributors of animal health and nutrition products. Our operating segments are also our reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements.

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group			Retail and Wholesale Products Group
	Year Ended July 31,
Product	2025	2024	2023	2025	2024	2023
Cat Litter	$—	$—	$—	$255,926	$241,884	$226,335
Industrial and Sports	—	—	—	47,050	45,232	44,291
Agricultural and Horticultural	44,338	33,558	40,275	—	—	—
Bleaching Clay and Fluids Purification	110,105	92,464	77,643	—	—	—
Animal Health and Nutrition	28,153	24,449	24,477	—	—	—
Net Sales	$182,596	$150,471	$142,395	$302,976	$287,116	$270,626

Our chief operating decision maker (“CODM”) is our President and CEO. The CODM regularly reviews net sales, gross profit, and operating income by segment to assess profitability and assist in the allocation of resources. Net sales and operating income for each segment are provided below, along with the Significant Segment Expense categories that are regularly provided and used by the CODM when assessing segment profitability and the allocation of resources. The significant amounts within the segment operating expenses include cost of goods sold, compensation and benefits, and advertising. The other operating expenses in the table below is comprised of all other SG&A expenses which include but are not limited to travel, research & development, technical service support, and amortization of intangibles. Our CODM reviews the performance of each segment regularly by analyzing financial results in conjunction with our internal financial forecasts.

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

	Year Ended July 31, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$182,596	$302,976	$485,572
Cost of Goods Sold	(106,691)	(235,798)	(342,489)
Gross Profit	75,905	67,178	143,083
Compensation and Benefits	(8,748)	(8,366)	(17,114)
Advertising	(1,115)	(6,439)	(7,554)
Other Operating Expenses	(6,246)	(8,236)	(14,482)
Operating Income	59,796	44,137	103,933
Corporate Expenses			(35,713)
Income from Operations			68,220
Total Other Expense, Net			(2,009)
Income Before Income Taxes			$66,211
Income Tax Expense			$(12,215)
Net Income			$53,996

	Year Ended July 31, 2024
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$150,471	$287,116	$437,587
Cost of Goods Sold	(89,789)	(222,704)	(312,493)
Gross Profit	60,682	64,412	125,094
Compensation and Benefits	(9,109)	(6,645)	(15,754)
Advertising	(891)	(8,148)	(9,039)
Other Operating Expenses	(5,093)	(5,815)	(10,908)
Operating Income	45,589	43,804	89,393
Corporate Expenses			(37,748)
Income from Operations			51,645
Total Other Expense, Net			(1,994)
Income Before Income Taxes			$49,651
Income Tax Expense			$(10,225)
Net Income			$39,426

	Year Ended July 31, 2023
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$142,395	$270,626	$413,021
Cost of Goods Sold	(89,857)	(219,937)	(309,794)
Gross Profit	52,538	50,689	103,227
Compensation and Benefits	(8,340)	(5,577)	(13,917)
Advertising	(984)	(6,363)	(7,347)
Other Operating Expenses	(5,537)	(4,957)	(10,494)
Operating Income	37,677	33,792	71,469
Corporate Expenses			(30,429)
Income from Operations			41,040
Total Other Expense, Net			(6,362)
Income Before Income Taxes			34,678
Income Tax Expense			(5,195)
Net Income			$29,483
Net Loss Attributable to Noncontrolling Interest			$(68)
Net Income Attributable to Oil-Dri			$29,551

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

	As of July 31,
	Assets
	2025	2024
	(in thousands)
Business to Business Products	$104,857	$92,300
Retail and Wholesale Products	200,644	200,187
Unallocated assets	86,176	62,118
Total Assets	$391,677	$354,605

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2025	2024	2023
Sales to unaffiliated customers by:
Domestic operations	$465,451	$416,603	$390,963
Foreign subsidiaries	$20,121	$20,984	$22,058
Sales or transfers between geographic areas:
Domestic operations	$6,534	$6,102	$6,436
Foreign subsidiaries	$—	$—	$69
Income (Loss) before income taxes:
Domestic operations	$66,285	$48,995	$33,686
Foreign subsidiaries	$(74)	$656	$992
Net Income (Loss) attributable to Oil-Dri:
Domestic operations	$55,192	$39,729	$28,494
Foreign subsidiaries	$(1,196)	$(303)	$1,057
Identifiable assets:
Domestic operations	$382,634	$345,934	$271,627
Foreign subsidiaries	$9,043	$8,671	$14,608

Included within identifiable assets for our foreign subsidiaries is cash held at foreign banks of $4.7 million and $4.5 million as of July 31, 2025, and July 31, 2024, respectively.

Sales to Walmart, our largest customer, are included in our Retail and Wholesale Products Group. The percentage of consolidated net sales and net accounts receivable attributed to Walmart are shown in the table below:

	2025	2024	2023
Net sales for the years ended July 31	19%	20%	19%
Net accounts receivable as of July 31	23%	23%	26%

There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 4 – DEBT

The composition of long-term debt is as follows as of July 31 (in thousands):

	2025	2024
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95% [Series B]	$5,000	$6,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on Dec 15: $5,000 in each fiscal year 2028 through 2032. Interest is payable semi-annually at an annual rate of 3.25% [Series C]	25,000	25,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on April 30: $5,000 in each fiscal year 2032 through 2033. Interest is payable semi-annually at an annual rate of 6.47% [Series D]	10,000	10,000
Seventh Amendment to Credit Agreement. Full principal amount is due on May 1, 2026	—	10,000
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	(183)	(226)
Long-term debt	$38,817	$49,774

We are party to the Note Agreement with Prudential and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $5 million aggregate principal amount remained outstanding as of July 31, 2025, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of July 31, 2025, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of July 31, 2025. The Note Agreement also provides us with the ability to request, from time to time until September 30, 2029, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2025 (in thousands):

2026	$1,000
2027	1,000
2028	6,000
2029	6,000
2030	6,000

We are party to the Credit Agreement with BMO Harris, which provides for a $75 million unsecured revolving credit facility, including a maximum of $20 million for letters of credit.

The Credit Agreement contains restrictive covenants that, among other things and under various conditions, limit our ability to incur additional indebtedness or to dispose of assets. These restrictive covenants include certain financial covenants such as a covenant to maintain a maximum debt to earnings ratio and to maintain a certain fixed charge coverage ratio. On September 30, 2024, the Company entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amends the Credit Agreement to, among other things: (i) increase the amount the Company may borrow from BMO Harris from time to time pursuant to its revolving line of credit from up to $45 million to up to $75 million; (ii) increase the aggregate maximum amount of letters of credit from up to $10 million to up to $20 million; (iii) add an accordion provision to allow the Company to increase the revolving line of credit by up to an additional $50 million, subject to the terms and conditions set forth in the Eighth Amendment; (iv) extend the termination date to September 30, 2029; and (v) increase certain restrictive covenant thresholds, including but not limited to, an increase to the permitted acquisitions threshold in the restricted covenants from a cumulative total of $45 million to $100 million.

As of July 31, 2025, and July 31, 2024, we were in compliance with the restrictive covenants under the Credit Agreement. During fiscal year 2025, there were no new borrowings; however, we elected to pay down $10 million of our borrowings under the Credit Agreement. As of July 31, 2025, we do not have any outstanding borrowings under the Credit Agreement. We had $3.0 million of letters of credit outstanding under the Credit Agreement as of July 31, 2025, and $2.9 million as of July 31, 2024.

The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of July 31, 2025, the variable rates would have been 7.50% for the BMO prime-based rate or 5.55% for the adjusted SOFR-based rate.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. We had $35.3 million cash equivalents as of July 31, 2025, and had $3.0 million cash equivalents as of July 31, 2024.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values on July 31, 2025, and July 31, 2024, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was approximately $40.3 million as of July 31, 2025, and $51.1 million as of July 31, 2024. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 4 of the Notes to the Consolidated Financial Statements for further information about such debt.

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

NOTE 6 – INCOME TAXES

    The provision for income tax expense by fiscal year consists of the following (in thousands):

	2025	2024	2023
Current
Federal	$8,790	$6,059	$7,503
State	2,959	2,243	2,119
Foreign	226	226	4
Current Income Tax Total	11,975	8,528	9,626
Deferred
Federal	433	934	(3,864)
State	(233)	778	(567)
Foreign	40	(15)	—
Deferred Income Tax Total	240	1,697	(4,431)
Total Income Tax Expense	$12,215	$10,225	$5,195

    Principal reasons for variations between the statutory federal rate and the effective rates by fiscal year were as follows:

	2025	2024	2023
U.S. federal income tax rate	21.0%	21.0%	21.0%
Depletion deductions allowed for mining	(4.5)	(5.3)	(7.7)
State income tax expense, net of federal tax expense	3.6	3.5	2.9
Nondeductible officer compensation	1.3	2.2	1.5
Stock Based Compensation	(1.0)	(2.1)	—
U.S. Tax Impacts of Foreign Branch	0.4	1.3	(0.2)
Tax credits	(0.4)	(0.2)	(0.3)
Valuation allowance - foreign	0.5	0.4	(0.2)
Statutory rate change of foreign subsidiaries	(0.1)	0.3	—
Prior year income taxes	(1.7)	(0.3)	(1.3)
Foreign tax differential	(0.1)	0.1	(0.6)
Other	(0.6)	(0.3)	(0.1)
Effective income tax rate	18.4%	20.6%	15.0%

The combination of tax credits claimed in fiscal year 2025 contributed to a reduction in the effective tax rate when compared to fiscal year 2024.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

`

	2025		2024
	Assets	Liabilities	Assets	Liabilities
Amortization	$—	$5,863	$—	$6,307
Depreciation	—	6,237	—	5,692
Lease liabilities	3,961	—	5,105	—
Lease right of use assets	—	3,670	—	4,778
Accrued expenses	4,494	—	4,347	—
Federal & State NOL carryforward	2,470	—	2,975	—
Stock-based compensation	2,214	—	1,894	—
Foreign NOL carryforward	2,197	—	1,889	—
Deferred compensation	1,931	—	1,603	—
Capitalized R&D	1,029	—	783	—
Reclamation	785	—	712	—
Other assets	555	—	693	—
Postretirement benefits	422	—	454	—
Inventories	185	—	435	—
Depletion	—	121	—	141
Allowance for credit losses	213	—	85	—
Other liabilities	—	428	—	33
Other liabilities - foreign	—	—	8	17
Valuation allowance	(2,846)	—	(2,470)	—
Total deferred taxes	$17,610	$16,319	$18,513	$16,968

     Deferred tax assets and liabilities related to leases decrease as leases expire.

We recorded a valuation allowance of $2.8 million and $2.5 million as of July 31, 2025 and July 31, 2024, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2025, we have total net operating loss carryforwards from state jurisdictions of approximately $13.0 million. The carryforward expiration dates vary by state.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no liabilities for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2025 and 2024; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We were audited by the Internal Revenue Service ("IRS") for fiscal year 2020 with no adjustments upon closure of the audit. The federal tax returns for fiscal years 2021-2024 remain open for examination. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state and local income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2023	$1,012	$(264)	$748
Other comprehensive income (loss) before reclassifications, net of tax	150	(43)	107
Amounts reclassified from accumulated other comprehensive income, net of tax	(86)	—	(86)
Net current-period other comprehensive income (loss), net of tax	64	(43)	21
Balance as of July 31, 2024	$1,076	$(307)	$769
Other comprehensive income (loss) before reclassifications, net of tax	224	71	295
Amounts reclassified from accumulated other comprehensive income, net of tax	(95)	—	(95)
Net current-period other comprehensive income (loss), net of tax	129	71	200
Balance as of July 31, 2025	$1,205	$(236)	$969

NOTE 8 – STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of July 31, 2025, there were 1,074,120 shares of Common Stock or Class B Stock available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2025, was issued under the 2006 Plan with vesting periods generally from one to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. Fair value of shares vested in fiscal years 2025, 2024, and 2023 is $6.6 million, $9.8 million, and $2.2 million, respectively as of their vesting dates.

     A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2022	762	$16.82	3.0	$7,064
Granted	127	$14.94
Vested	(145)	$17.53
Forfeited	(48)	$14.61
Non-vested restricted stock outstanding at July 31, 2023	696	$16.48	2.3	$5,129
Granted	429	$31.53
Vested	(307)	$15.68
Forfeited	(23)	$19.54
Non-vested restricted stock outstanding at July 31, 2024	795	$24.82	3.4	$13,360
Granted	143	$38.29
Vested	(183)	$20.17
Forfeited	(27)	$27.76
Non-vested restricted stock outstanding at July 31, 2025	728	$28.52	3.0	$12,713

    Stock-based compensation for restricted stock of $4.1 million, $3.7 million, and $2.4 million, net of related tax effect, was recognized in fiscal years 2025, 2024, and 2023, respectively. The total restricted stock compensation related tax benefit was $1.3 million, $1.2 million, and $0.8 million in fiscal years 2025, 2024, 2023, respectively.

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants deferred $0.6 million, $0.3 million, and $0.6 million into these plans in fiscal years 2025, 2024, and 2023, respectively. We recorded interest expense of $0.3 million, $0.2 million, and $0.2 million related to these plans in fiscal years 2025, 2024, and 2023, respectively. Payments to participants were $0.2 million, $0.4 million, and $0.9 million in fiscal years 2025, 2024, and 2023, respectively, and the total liability recorded for deferred compensation was $5.6 million, $5.0 million, and $4.6 million as of July 31, 2025, 2024, and 2023, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Deferred executive bonus awards of $1.4 million, $1.9 million, and $1.4 million were awarded for fiscal years 2025, 2024, and 2023, respectively as financial targets under the provisions of the plan were achieved. These awards will vest and accrue interest over a 3-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	July 31, 2025	July 31, 2024
Salaries, Wages, Commissions and Employee Benefits	$20,532	$20,711
Payables	13,036	11,586
Trade promotions and advertising	3,105	2,743
Freight	2,700	2,928
Taxes	2,249	1,736
Georgia Landfill Modification Reserve	819	1,208
Other	2,423	3,104
	$44,864	$44,016

NOTE 11 – OTHER CONTINGENCIES

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

    In fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. We increased the total estimated cost by $0.6 million and $0.7 million in fiscal years 2024 and 2025, respectively, resulting in a total $3.8 million expense related to this matter. The modification work is expected to be completed during fiscal year 2026. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing government regulations and legal standards, and emerging technologies for handling site modification. Consequently, it is reasonably possible that modification costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows.

NOTE 12 – LEASES

    We have operating leases primarily for real estate properties, including corporate headquarters, customer service and sales offices, manufacturing and packaging facilities, warehouses, and research and development facilities, as well as for rail tracks, railcars and office equipment. Our leases for a shared warehouse, office facility, and railcars have options to extend which we are reasonably certain we will exercise and, accordingly, have been considered in the lease term used to recognize our ROU assets and lease liabilities. To determine the present value of the lease liability, we use an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. As provided in ASC 842, we have elected not to apply these measurement and recognition requirements to short-term leases (i.e., leases with a term of 12 months or less). Short-term leases will not be recorded as ROU assets or lease liabilities on our consolidated balance sheet, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,
	2025	2024	2023
Operating lease cost	$5,320	$3,791	$2,640

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,
	2025	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:	$4,515	$3,112	$2,229
Right-of-use assets obtained in exchange for new operating lease liabilities	1	11,471	983

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheets. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,
	2025	2024	2023
Weighted-average remaining lease term - operating leases	4.8 years	5.4 years	7.7 years
Weighted-average discount rate - operating leases	5.12%	5.10%	4.03%

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2025 (in thousands):

2026	$4,740
2027	3,758
2028	2,949
2029	2,356
2030	1,130
Thereafter	2,350
Total	17,283
Less: imputed interest	(1,916)
Net lease obligation	$15,367

NOTE 13 – RELATED PARTIES

    One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $1.6 million, $2.0 million, and $0.2 million for fiscal years 2025, 2024, and 2023, respectively. There were no outstanding fees due to that vendor as of July 31, 2025. There were $0.1 million outstanding amounts due to that vendor as of July 31, 2024.

One member of our Board retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019, and was party to a post-employment consulting agreement with the customer until September 30, 2025. Total sales to that customer, including sales to subsidiaries of that customer, were $0.4 million for fiscal year 2025 and $0.2 million for both fiscal year 2024 and 2023. There were no outstanding amounts due from that customer as of July 31, 2025, or 2024.

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

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2025.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our internal controls over financial reporting as of July 31, 2025, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below under the heading “Report of Independent Registered Public Accounting Firm.” The attestation report of Grant Thornton LLP on the Company’s internal control over financial reporting is also included under this heading below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Basis for opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of matter
As discussed in Note 3 to the consolidated financial statements, the Company has adopted new accounting guidance in 2025 related to the accounting for the adoption of Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The amendments in ASU 2023-07 were applied retrospectively for all periods presented in the financial statements. Our opinion is not modified with respect to this matter.

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

October 9, 2025

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and Chief Financial Officer (“CFO”). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

    Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

During the quarter ended July 31, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) will be included in Oil-Dri’s Proxy Statement for its 2025 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder) and “Corporate Governance Matters” and is incorporated herein by this reference.

    The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s CEO and senior financial officers) and employees. The Code imposes significant responsibilities on the CEO and the senior financial officers of the Company. The Code, the Company’s Corporate Governance Guidelines and the charter of its Audit Committee may be viewed on the Company’s website at www.oildri.com and are available in print to any person upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, Illinois 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com. Any amendment to, or waiver of, a provision of the Code which applies to the Company’s CEO or senior financial officers and relates to the elements of a “code of ethics” as defined by the SEC will also be posted on the Company’s website. As allowed by the “controlled company” exemption to certain NYSE rules, the Company does not have a nominating/corporate governance committee (as defined by the NYSE rules) and its compensation committee does not have a charter.

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2025 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2025 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2025. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information As Of July 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	1,074

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2025 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2025 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2025 and July 31, 2024.

Consolidated Statements of Operations for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2025 and July 31, 2024.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
2.1**	Stock Purchase Agreement, dated April 16, 2024, by and among the Oil-Dri Corporation of America, Ultra Pet, LLC, Ultra Pet Company, Inc., and certain equity holders of Ultra Pet, LLC set forth on the signature page thereto.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

3.1	Certificate of Incorporation of Oil-Dri, as amended on December 11, 2024 .	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s Quarterly Report on Form 10-Q filed on March 11, 2025.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

Exhibit No.	Description	SEC Document Reference
10.1	Credit Agreement, dated January 27, 2006 among the Company, certain subsidiaries of the Company and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.2	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.3	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.4	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.5	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.6	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.7	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.8	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.9	Sixth Amendment to Credit Agreement dated as of August 30, 2022, between Oil-Dri Corporation of America and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.10	Seventh Amendment to Credit Agreement, dated April 16, 2024, by and between Oil-Dri Corporation of American and BMO Bank N.A.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

10.11	Eighth Amendment to Credit Agreement, dated September 30, 2024, by and between Oil-Dri Corporation of American and BMO Bank N.A.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on October 1, 2024.

10.12	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

Exhibit No.	Description	SEC Document Reference
10.13	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.14	Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

10.15	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.16	Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated August 30, 2022, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders named therein.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.17	Amendment No. 4 to Amended and Restated Note Purchase and Private Shelf Agreement, dated September 21, 2023 among Oil-Dri Corporation of America, PGIM, Inc. and existing note holders	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 22, 2023.

10.18	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.19	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.20	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.21	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.22	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.24	Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2023.

Exhibit No.	Description	SEC Document Reference
10.25	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.26	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.27	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.28	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

10.29	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.30	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.31	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.6 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.7 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.8 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.36	Form of 2018 Restricted Stock Agreement for Class B Stock under the Oil-Dri Corporation of America 2006 Long Term Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to Oil-Dri's (file No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

Exhibit No.	Description	SEC Document Reference
14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

19.1	Insider Trading Policy	Filed herewith.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

95	Mine Safety Disclosure	Filed herewith.

97	Oil-Dri Corporation of America Compensation Recovery Policy	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.
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

Dated: October 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 9, 2025
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 9, 2025
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ Jonathan Blake	October 9, 2025
Jonathan Blake
Corporate Controller
(Principal Accounting Officer)

/s/ Ellen-Blair Chube	October 9, 2025
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 9, 2025
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 9, 2025
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 9, 2025
George C. Roeth
Director

/s/ Amy L. Ryan	October 9, 2025
Amy L. Ryan
Director

/s/ Patricia J. Schmeda	October 9, 2025
Patricia J. Schmeda
Director

/s/ Allan H. Selig	October 9, 2025
Allan H. Selig
Director

/s/ Lawrence E. Washow	October 9, 2025
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2025	2024
	(in thousands)
Allowance for credit losses and cash discounts:
Balance, beginning of year	$934	$1,087
Increase (Decrease)	559	(153)
Balance, end of year	$1,493	$934

Valuation reserve for income taxes:
Balance, beginning of year	$2,470	$1,698
Increase	376	772
Balance, end of year	$2,846	$2,470

Inventory Reserve
Balance, beginning of year	$3,772	$3,648
(Decrease) Increase	$(95)	$124
Balance, end of year	$3,677	$3,772