Form 10-Q
period 2025-10-31
Oil-Dri Corp of America
filed 2025-12-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number: 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of November 30, 2025, 10,342,807 shares of the registrant's Common Stock and 4,233,940 shares of the registrant's Class B Stock were outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, but not limited to, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report and in other documents that we file with the U.S. Securities and Exchange Commission ("SEC"), may constitute forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements are based on management's current expectations, estimates, forecasts, assumptions and projections about future events, our future performance, the future of our business, our plans and strategies, projections, anticipated trends, the economy and other future developments and their potential effects on us. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Forward-looking statements can be identified by words such as "expect," “endeavor,” "outlook," "forecast," "would," "could," "should," "project," "intend," "plan," "continue," "believe," "seek," "estimate," "anticipate," "may," "assume," "potential," "foresee," "predict," "possible," "commit," "design," "strive," and variations of such words and similar references to future periods.

Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated, intended, expected, believed, estimated, projected, planned or otherwise expressed in any forward-looking statements, including, but not limited to, those described herein, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, and from time to time in our other filings with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	October 31, 2025	July 31, 2025
Current Assets
Cash and cash equivalents	$42,384	$50,458
Accounts receivable, net of allowances of $1,293 and $1,493 at October 31, 2025 and July 31, 2025, respectively	66,469	69,370
Inventories, net	56,645	51,594
Prepaid expenses and other assets	4,578	5,961
Total Current Assets	170,076	177,383

Other Assets
Property, plant and equipment, net	148,680	149,704
Goodwill	16,017	16,017
Trademarks, trade names and patents, net of accumulated amortization of $710 and $693 at October 31, 2025 and July 31, 2025, respectively	6,595	6,603
Customer list, net of accumulated amortization of $9,560 and $9,278 at October 31, 2025 and July 31, 2025, respectively	18,625	18,907
Deferred income taxes	854	1,291
Operating lease right-of-use assets	13,288	14,219
Other	6,588	7,553
Total Other Assets	210,647	214,294

Total Assets	$380,723	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	October 31, 2025	July 31, 2025
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,945	16,808
Dividends payable	2,434	2,444
Operating lease liabilities	3,792	4,071
Accrued expenses	29,715	44,864
Total Current Liabilities	50,886	69,187

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $173 and $183 at October 31, 2025 and July 31, 2025, respectively	38,827	38,817
Deferred compensation	6,241	5,777
Long-term operating lease liabilities	10,604	11,296
Other	7,638	7,540
Total Noncurrent Liabilities	63,310	63,430

Total Liabilities	114,196	132,617
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,327,961 shares at October 31, 2025 and 15,276,261 shares at July 31, 2025	1,533	1,528
Class B Stock, par value $.10 per share, issued 4,650,484 shares at October 31, 2025 and 4,650,484 shares at July 31, 2025	465	465
Additional paid-in capital	67,597	66,138
Retained earnings	290,523	277,500
Accumulated other comprehensive income	925	969
Less Treasury Stock, at cost (4,984,704 Common and 416,544 Class B shares at October 31, 2025 and 4,902,881 Common and 380,628 Class B shares at July 31, 2025)	(94,516)	(87,540)
Total Stockholders’ Equity	266,527	259,060

Total Liabilities & Stockholders’ Equity	$380,723	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Three Months Ended October 31,
	2025	2024

Net Sales	$120,486	$127,945
Cost of Goods Sold	(84,991)	(87,165)
Gross Profit	35,495	40,780
Selling, General and Administrative Expenses	(18,541)	(19,590)
Income from Operations	16,954	21,190

Other Income (Expense)
Interest expense	(556)	(734)
Interest income	394	150
Other, net	882	(404)
Total Other Income (Expense), Net	720	(988)

Income Before Income Taxes	17,674	20,202
Income Tax Expense	(2,218)	(3,826)
Net Income	15,456	16,376

Earnings Per Share
Basic Common	$1.14	$1.21
Basic Class B	$0.86	$0.91
Diluted Common	$1.06	$1.13
Diluted Class B	$0.86	$0.91
Average Shares Outstanding
Basic Common	9,919	9,844
Basic Class B	4,008	3,967
Diluted Common	13,927	13,811
Diluted Class B	4,008	3,967
Dividends Declared Per Share
Common Stock	$0.180	$0.155
Class B Stock	$0.135	$0.117

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended October 31,
	2025	2024

Net Income	$15,456	$16,376

Other Comprehensive Loss:
Postretirement expenses (net of tax)	(22)	(21)
Cumulative translation adjustment	(22)	(21)
Other Comprehensive Loss	(44)	(42)
Total Comprehensive Income	$15,412	$16,334

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended October 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	16,376	—	—	16,376
Other Comprehensive Loss	—	—	—	—	—	—	(42)	(42)
Dividends Declared	—	—	—	—	(2,098)	—	—	(2,098)
Purchases of Treasury Stock	—	(29,002)	—	—	—	(1,984)	—	(1,984)
Net issuance of stock under long-term incentive plans	40,800	(10,739)	4	572	—	(576)	—	—
Amortization of Restricted Stock	—	—	—	1,152	—	—	—	1,152
Balance, October 31, 2024	19,865,970	(5,270,270)	$1,986	$61,755	$246,525	$(87,001)	$727	$223,992

Balance, July 31, 2025	19,926,745	(5,283,509)	$1,993	$66,138	$277,500	$(87,540)	$969	$259,060
Net Income	—	—	—	—	15,456	—	—	15,456
Other Comprehensive Loss	—	—	—	—	—	—	(44)	(44)
Dividends Declared	—	—	—	—	(2,433)	—	—	(2,433)
Purchases of Treasury Stock	—	(117,239)	—	—	—	(6,960)	—	(6,960)
Net issuance of stock under long-term incentive plans	51,700	(500)	5	11	—	(16)	—	—
Amortization of Restricted Stock	—	—	—	1,448	—	—	—	1,448
Balance, October 31, 2025	19,978,445	(5,401,248)	$1,998	$67,597	$290,523	$(94,516)	$925	$266,527

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Three Months Ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net Income	$15,456	$16,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,805	5,381
Non-cash stock-based compensation	1,448	1,152
Provision for bad debts and cash discounts	(200)	628
Loss on impairment of patent applications	—	48
Accretion of asset retirement obligation	62	47
Loss on the disposals of property, plant and equipment	257	80
(Increase) decrease in assets:
Accounts receivable	3,077	(9,020)
Inventories	(5,082)	(2,033)
Prepaid expenses	1,387	2,228
Deferred income taxes	438	462
Other assets	1,808	962
Increase (decrease) in liabilities:
Accounts payable	296	1,889
Accrued expenses	(13,828)	(6,117)
Deferred compensation	464	(3)
Other liabilities	(1,039)	(1,161)
Total Adjustments	(5,107)	(5,457)
Net Cash Provided by Operating Activities	10,349	10,919

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,066)	(12,817)
Net Cash Used in Investing Activities	(9,066)	(12,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	—	(5,000)
Dividends paid	(2,444)	(2,096)
Purchases of treasury stock	(6,960)	(1,984)
Net Cash Used in Financing Activities	(9,404)	(9,080)
Effect of exchange rate changes on cash and cash equivalents	47	3
Net Decrease in Cash and Cash Equivalents	(8,074)	(10,975)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,458	24,481
Cash, Cash Equivalents and Restricted Cash, End of Period	$42,384	$13,506

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Three Months Ended October 31,
	2025	2024
Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$42,384	$12,506
Restricted cash in prepaid expenses and other assets	$—	$1,000
Restricted Cash:
Beginning balance	$—	$1,000
Ending balance	$—	$1,000
Other cash flows:
Interest payments, net of amounts capitalized	$324	$324
Income tax payments, net of refunds	$74	$265
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(3,186)	$(2,962)
Change in capital expenditures in accrued expenses	$(1,286)	$(4,540)
Cash dividends declared and accrued	$2,433	$2,098

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals and reclassifications which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three months ended October 31, 2025, are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2026.
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
Unless noted, all Common Stock and Class B Stock share and per share amounts contained in the unaudited Condensed Consolidated Financial Statements have been retroactively adjusted, where applicable, to reflect the stock split. The impact on the unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Consolidated Statements of Stockholders' Equity herein was an increase of $0.8 million to Common Stock and Class B Stock, with an offsetting decrease in Additional Paid-In-Capital, which has been retroactively adjusted as if the stock split had occurred at the beginning of the earliest period presented. The change in treasury shares reflects the stock split on shares held by wholly owned subsidiaries which are presented as treasury shares on a consolidated basis.
Management Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities as of the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosures. Estimates and assumptions about future events cannot be made with certainty. All of our estimates and assumptions are revised periodically. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, have not materially changed. The following is a description of certain of our significant accounting policies:

Trade Receivables. We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk, and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken by our customers. Accounts receivable was $66.5 million, $69.4 million, and $62.2 million as of October 31, 2025, July 31, 2025, and July 31, 2024, respectively.

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
The composition of property, plant and equipment is as follows (in thousands):

	October 31, 2025	July 31, 2025
Gross property, plant and equipment	$359,217	$356,079
Accumulated depreciation and amortization	(210,537)	(206,375)
Total Property, Plant and Equipment, Net	$148,680	$149,704

Land, Mining Property and Mineral Rights. We surface mine sorbent minerals on property that we either own or lease as part of our overall operations. A significant part of our overall mining cost is incurred during the process of removing the overburden (non-usable material) from the mine site, thus exposing the sorbent material used in a majority of our production processes. These stripping costs are treated as a variable inventory production cost and are included in cost of goods sold in the period they are incurred. We defer and amortize the pre-production overburden removal costs during the development phase associated with opening a new mine.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal, survey and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. Pre-production development costs on new mines and any prepaid royalties that may be offset against future royalties due upon extraction of the minerals are also capitalized. All exploration related costs are expensed as incurred.

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

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the orders. We have completed our performance obligation when control is transferred, and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties or any related obligations.

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.5 million as of October 31, 2025, and $0.3 million as of July 31, 2025. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.3 million revenue recognized during the three months ended October 31, 2025, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet include $6.0 million and $5.9 million for the reclamation liability as of October 31, 2025, and July 31, 2025, respectively, and $1.6 million for the postretirement health benefit as of October 31, 2025, and July 31, 2025.

New Accounting Pronouncements and Regulations.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, ASU No. 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Refer to Note 10 - Operating Segments of this Form 10-Q for the enhanced disclosures added as a result of the adoption of ASU 2023-07.

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
In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which provides clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2025-06 will have on the Company's consolidated financial statement disclosures.

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
Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Three Months Ended October 31, 2025			For the Three Months Ended October 31, 2024
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$15,456	$11,810	$3,646	$16,376	$12,456	$3,920
Distributed and undistributed earnings on restricted shares	$(723)	$(513)	$(210)	$(817)	$(517)	$(300)
Income available to stockholders	$14,733	$11,297	$3,436	$15,559	$11,939	$3,620

Net Income (Numerator)		$11,297	$3,436		$11,939	$3,620
Weighted Average Shares Outstanding (Denominator)		9,919	4,008		9,844	3,967
Basic EPS		$1.14	$0.86		$1.21	$0.91

Effect of dilution - Net Income (1)		$3,436	$—		$3,620	$—
Net income assuming dilution (Numerator)		$14,733	$3,436		$15,559	$3,620

Effect of dilution - Shares (1)		4,008	—		3,967	—
Shares assuming dilution (Denominator)		13,927	4,008		13,811	3,967
Diluted EPS		$1.06	$0.86		$1.13	$0.91
(1) The impact of 331,104 unvested shares of Common Stock and 175,944 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the three months ended October 31, 2025. The impact of 263,049 unvested shares of Common Stock and 125,326 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the three months ended October 31, 2024.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	October 31, 2025	July 31, 2025
Finished goods	$32,214	$29,401
Packaging	8,376	8,114
Spare parts	6,832	6,822
Other	9,223	7,257
Total Inventories	$56,645	$51,594

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.8 million as of October 31, 2025 and $3.7 million as of July 31, 2025.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet. We had $28.6 million in cash equivalents as of October 31, 2025, and $35.3 million in cash equivalents as of July 31, 2025.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values as of October 31, 2025, and July 31, 2025, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $40.8 million and $40.3 million as of October 31, 2025, and July 31, 2025, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about such debt.

5. INTANGIBLE ASSETS AND GOODWILL

Our intangible assets are mainly comprised of customer lists, patents, trademarks, trade names and goodwill.
We amortize customer lists on a straight-line basis over a useful life of 18 years and patents on a straight-line basis over periods ranging from 7 to 20 years. Estimated intangible amortization for fiscal year 2026 is $1.2 million. Estimated intangible amortization for each of the next five fiscal years is $1.2 million.

Trademarks and trade names acquired via acquisitions, with a carrying value of $5.6 million, were determined to have an indefinite life and are not amortized.

There have been no triggering events in fiscal years 2026 or 2025 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	October 31, 2025	July 31, 2025
Payables	$10,544	$13,036
Salaries, Wages, Commissions and Employee Benefits	9,175	20,532
Trade Promotions and Advertising	2,726	3,105
Taxes	1,991	2,249
Freight	1,787	2,700
Georgia Landfill Modification Reserve	782	819
Other	2,710	2,423
	$29,715	$44,864

7. OTHER CONTINGENCIES

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

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $5 million aggregate principal amount remained outstanding as of October 31, 2025, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of October 31, 2025, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of October 31, 2025. The Note Agreement also provides us with the ability to request, from time to time until September 21, 2026, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

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

As of October 31, 2025, and July 31, 2025, we were in compliance with the restrictive covenants under the Credit Agreement. There were no new borrowings during the first quarter of fiscal year 2026. As of October 31, 2025, we do not have any outstanding borrowings under the Credit Agreement. We had $3.0 million of letters of credit outstanding under the Credit Agreement as of both October 31, 2025, and July 31, 2025.
The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted Secured Overnight Financing ("SOFR")-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of October 31, 2025, the variable rates would have been 7.00% for the BMO prime-based rate or 5.29% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the three months ended October 31, 2025. Operating lease costs are included in Cost of Goods Sold or SG&A expenses in the unaudited Condensed Consolidated Statements of Operations based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended October 31,

	2025	2024
Operating lease cost	$1,212	$1,370
Short-term operating lease cost	$359	$361

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended October 31,

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,053	$1,136
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	October 31, 2025	July 31, 2025
Weighted-average remaining lease term - operating leases	4.8 years	4.8 years
Weighted-average discount rate - operating leases	5.13%	5.12%

Lease liability maturities as of October 31, 2025 are as follows (in thousands):

Fiscal year 2026 (remaining nine months)	$3,421
Fiscal year 2027	3,802
Fiscal year 2028	3,004
Fiscal year 2029	2,413
Fiscal year 2030	1,159
Thereafter	2,350
Total	16,149
Less: imputed interest	(1,753)
Net lease obligation	$14,396

10. OPERATING SEGMENTS

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended October 31,
Product	2025	2024	2025	2024
Cat Litter	$—	$—	$64,566	$67,676
Industrial and Sports	—	—	11,634	11,854
Agricultural and Horticultural	12,931	11,582	—	—
Fluids Purification	26,667	30,603	—	—
Animal Health & Nutrition	4,688	6,230	—	—
Net Sales	$44,286	$48,415	$76,200	$79,530

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

The corporate expenses line in the table below represents certain unallocated expenses, including primarily salaries, wages and benefits, purchased services, rent, utilities and depreciation and amortization associated with corporate functions such as information systems, finance, legal, human resources and customer service. .

	For the Three Months Ended October 31, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$44,286	$76,200	$120,486
Cost of Goods Sold	(26,545)	(58,446)	(84,991)
Gross Profit	17,741	17,754	35,495
Compensation and Benefits	(2,507)	(2,119)	(4,626)
Advertising	(212)	(1,263)	(1,475)
Other Operating Expenses	(1,388)	(1,973)	(3,361)
Operating Income	13,634	12,399	26,033
Corporate Expenses			(9,079)
Income from Operations			16,954
Total Other Income, Net			720
Income Before Income Taxes			17,674
Income Tax Expense			(2,218)
Net Income			$15,456

	For the Three Months Ended October 31, 2024
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$48,415	$79,530	$127,945
Cost of Goods Sold	(26,820)	(60,345)	(87,165)
Gross Profit	21,595	19,185	40,780
Compensation and Benefits	(2,474)	(2,056)	(4,530)
Advertising	(170)	(1,196)	(1,366)
Other Operating Expenses	(1,841)	(2,556)	(4,397)
Operating Income	17,110	13,377	30,487
Corporate Expenses			(9,297)
Income from Operations			21,190
Total Other Expense, Net			(988)
Income Before Income Taxes			20,202
Income Tax Expense			(3,826)
Net Income			$16,376

We do not rely on any operating segment asset allocations, and we do not consider them meaningful because of the shared nature of our production facilities; however, we have estimated the segment asset allocations below for those assets for which we can reasonably determine. The unallocated asset category is the remainder of our total assets. The asset allocation is estimated and is not a measure used by our chief operating decision maker about allocating resources to the operating segments or in assessing their performance.

	Assets
	October 31, 2025	July 31, 2025
	(in thousands)
Business to Business Products Group	$99,577	$104,857
Retail and Wholesale Products Group	204,899	200,644
Unallocated Assets	76,247	86,176
Total Assets	$380,723	$391,677

11. STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of October 31, 2025, there were 1,085,482 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of October 31, 2025 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted shares as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 51,700 and 40,800 restricted shares of Common Stock granted during the three months ended October 31, 2025, and 2024, respectively. There were no restricted shares of Class B Stock granted during the three months ended October 31, 2025, and 2024. Stock-based compensation expense was $1.1 million and $0.9 million for the three months ended October 31, 2025, and 2025, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2025	728	$28.52
Granted	52	$59.07
Vested	(168)	$20.47
Forfeitures	(1)	$31.90
Non-vested restricted stock outstanding at October 31, 2025	611	$33.31

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of October 31, 2025 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2025	$1,205	$(236)	$969
Other comprehensive income before reclassifications, net of tax	—	(22)	(22)
Amounts reclassified from accumulated other comprehensive income, net of tax	(22)	—	(22)
Net current-period other comprehensive (loss) income, net of tax	(22)	(22)	(44)
Balance as of October 31, 2025	$1,183	$(258)	$925

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.7 million and $0.3 million for the first three months of fiscal years 2026 and 2025, respectively. There were $0.1 million and no outstanding accounts payable due to that vendor as of October 31, 2025 and July 31, 2025, respectively.

One member of our Board retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019, and was party to a post-employment consulting agreement with the customer until September 30, 2025. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for the first three months of both fiscal years 2026 and 2025. There were no outstanding amounts due from that customer as of either October 31, 2025, or July 31, 2025.

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

THREE MONTHS ENDED OCTOBER 31, 2025 COMPARED TO
THREE MONTHS ENDED OCTOBER 31, 2024

CONSOLIDATED RESULTS

	For the Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Consolidated Results
Net Sales	$120,486	$127,945	$(7,459)	(6)%
Gross Profit	$35,495	$40,780	$(5,285)	(13)%
Income from Operations	$16,954	$21,190	$(4,236)	(20)%
Net income	$15,456	$16,376	$(920)	(6)%
Business to Business
Net Sales	$44,286	$48,415	$(4,129)	(9)%
Operating Income	$13,634	$17,110	$(3,476)	(20)%
Retail & Wholesale
Net Sales	$76,200	$79,530	$(3,330)	(4)%
Operating Income	$12,399	$13,377	$(978)	(7)%

Oil-Dri experienced strong results in the first quarter of fiscal year 2026. However, since net sales, gross profit and net income reached all-time highs in the first quarter of fiscal year 2025, we experienced a decrease when comparing the three months ended October 31, 2025 to the three months ended October 31, 2024. Consolidated net sales for the three months ended October 31, 2025, were $120.5 million, a 6% decrease compared to net sales of $127.9 million for the three months ended October 31, 2024. The decrease was driven by both our Business to Business and Retail and Wholesale product groups as further discussed below in the segment analysis.

Consolidated gross profit in the three months ended October 31, 2025, was $35.5 million, a decrease of $5.3 million, or 13%, from gross profit of $40.8 million in the three months ended October 31, 2024. Gross margin (defined as gross profit as a percentage of net sales) in the three months ended October 31, 2025, decreased to 29.5% from 31.9% in the three months ended October 31, 2024. This reduction in gross margin was mainly driven by softer volume and higher costs, which led to unfavorable fixed cost coverage. For the three months ended October 31, 2025, the overall domestic per ton cost of goods sold increased 3% compared to the same period of fiscal year 2025. The increase was primarily driven by higher per ton manufacturing costs, including materials, which increased 8% when compared to three months ended October 31, 2024. These increases were slightly offset by a 6% decrease in per ton transportation costs, and 4% decrease in per ton packaging costs for the three months ended October 31, 2025, when compared to the three months ended October 31, 2024.

Total SG&A expenses of $18.5 million for the three months ended October 31, 2025, were $1.1 million, or 5%, lower compared to $19.6 million for the three months ended October 31, 2024. The decrease was primarily driven by operating segment SG&A, which decreased by $0.8 million, and to a lesser extent a $0.2 million reduction in corporate unallocated expenses. SG&A expenses at the operating segments level are discussed below.

Total other income, net was $0.7 million for the three months ended October 31, 2025, compared to other expenses, net of $1.0 million in the same period of fiscal year 2025. The $1.7 million gain was driven in part by the positive outcome of a confidential legal settlement in the matter of Oil-Dri Corporation of America vs. Entera Animal Health, et al.

Tax expense was $2.2 million for the three months ended October 31, 2025, compared to $3.8 million for the three months ended October 31, 2024. $0.8 million of the decrease was due to a discrete tax benefit as a result of stock based compensation recognized in the first quarter of fiscal year 2026. The remaining decrease was primarily due to the conversion of certain legal entities from corporations to limited liability companies resulting in state tax benefits.

Our unaudited Condensed Consolidated Balance Sheet as of October 31, 2025 and our unaudited Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2025, show an $8.1 million decrease in total cash and cash equivalents from fiscal year-end 2025. The decrease was driven primarily by financing and investing activities, partially offset by positive cash flow from operations. Refer to the "Liquidity and Capital Resources" section below for more details.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Three Months Ended October 31,
Business to Business Products Group	2025	2024	$ Change	% Change
Agricultural and Horticultural	$12,931	$11,582	$1,349	12%
Fluids Purification	26,667	30,603	(3,936)	(13)%
Animal Health & Nutrition	4,688	6,230	(1,542)	(25)%
Net Sales	$44,286	$48,415	$(4,129)	(9)%
Cost of Goods Sold	$(26,545)	$(26,820)	$275	(1)%
Gross Profit	$17,741	$21,595	$(3,854)	(18)%
SG&A	$(4,107)	$(4,485)	$378	(8)%
Operating Income	$13,634	$17,110	$(3,476)	(20)%

Net sales of the Business to Business Products Group for the three months ended October 31, 2025, decreased $4.1 million, or 9%, compared to the three months ended October 31, 2024, driven primarily by a reduction in sales of our fluid purification and animal health products, partial offset by an increase in sales of our agricultural and horticultural products. Net sales of our fluids purification products for the three months ended October 31, 2025, decreased $3.9 million, or 13%, compared to the three months ended October 31, 2024. This decrease was due to lower volumes, primarily of our products used in renewable diesel filtration, which were significantly higher in the first quarter of fiscal year 2025 when several new customers began operations in new plants. Net sales of our animal health & nutrition products for the three months ended October 31, 2025, decreased $1.5 million, or 25%, compared to the three months ended October 31, 2024, due to lower volume. Net sales of our agricultural and horticultural chemical carrier products for the three months ended October 31, 2025, increased $1.3 million, or 12%, compared to the three months ended October 31, 2024, evenly due to favorable mix, higher volume and higher prices.

Gross profit decreased 18% in the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This decrease was mainly due to lower sales resulting in unfavorable fixed cost coverage, and higher per ton manufacturing and transportation costs. Per ton manufacturing and transportation costs increased 13% and 2%, respectively, partially offset by a 7% reduction in per ton packaging costs. SG&A expenses decreased by $0.4 million, or 8%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The decrease was mainly a result of the foreign value-added tax ("VAT") assessment recognized in the first quarter of fiscal year 2025.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Three Months Ended October 31,
Retail and Wholesale Products Group	2025	2024	$ Change	% Change
Cat Litter	$64,566	$67,676	$(3,110)	(5)%
Industrial and Sports	11,634	11,854	(220)	(2)%
Net Sales	$76,200	$79,530	$(3,330)	(4)%
Cost of Goods Sold	$(58,446)	$(60,345)	$1,899	(3)%
Gross Profit	$17,754	$19,185	$(1,431)	(7)%
SG&A	$(5,355)	$(5,808)	$453	(8)%
Operating Income	$12,399	$13,377	$(978)	(7)%

Net sales of the Retail and Wholesale Products Group for the three months ended October 31, 2025, decreased $3.3 million, or 4%, compared to the three months ended October 31, 2024, mainly due to decrease in cat litter sales. Domestic cat litter net sales, excluding co-packaged cat litter, were $56.2 million for the three months ended October 31, 2025, a decrease of $3.6 million, or 6%, when compared to the three months ended October 31, 2024. $2.5 million of the decrease was tied to high demand in the first quarter of fiscal year 2025 due to a large promotion at a key account, and $1.2 million was due to a private label account that was lost in the second quarter of fiscal year 2025. Net sales of co-packaged cat litter products increased 8% in the three months ended October 31, 2025, compared to the three months ended October 31, 2024. This increase was driven primarily by higher volumes. Net sales of our domestic industrial and sports products were $10.9 million for the three months ended October 31, 2025, a decrease of $0.1 million, or 1%, when compared to the three months ended October 31, 2024, mainly driven by volume. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, remained relatively flat for the three months ended October 31, 2025, when compared to the three months ended October 31, 2024.

Gross profit decreased 7% in the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This decrease was mainly due to lower sales resulting in unfavorable fixed cost coverage, and higher per ton manufacturing costs. Per ton manufacturing costs, including purchased materials, increased 6%, this increase was partially offset by a 13% reduction in transportation and 5% reduction in per ton packaging costs. Certain key customers shifting terms from delivery to pick-up was the primary driver of the reduction of transportation costs. SG&A expenses decreased $0.5 million, or 8%, during the three months ended October 31, 2025, compared to the three months ended October 31, 2024, primarily due to less bad debt expense related to customer bankruptcies.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries were $5.1 million for both the three months ended October 31, 2025, and October 31, 2024. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales for both the three months ended October 31, 2025, and October 31, 2024.

Our foreign subsidiaries reported net income of $0.2 million for the three months ended October 31, 2025, compared to net loss of $0.2 million in the three months ended October 31, 2024. The increase in net income was primarily driven by the preliminary foreign VAT assessment recognized in the first quarter of fiscal year 2025.

Identifiable assets of our foreign subsidiaries as of October 31, 2025, were $8.9 million, compared to $9.0 million as of July 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the three months ended October 31, 2025, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Credit Agreement and Series B, C and D Senior Notes issued under the Note Agreement. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

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

Cash and cash equivalents, including restricted cash, totaled $42.4 million and $13.5 million as of October 31, 2025, and 2024, respectively. The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$10,349	$10,919
Net cash used in investing activities	(9,066)	(12,817)
Net cash used in by financing activities	(9,404)	(9,080)
Effect of exchange rate changes on cash and cash equivalents	47	3
Net decrease in cash and cash equivalents	$(8,074)	$(10,975)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the three months ended October 31, 2025, were as follows:

Accounts receivable, net of allowances decreased by $3.1 million in the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. The decrease in accounts receivable was driven primarily by a decrease in net sales and timing of collections due to payment terms.

Inventory increased by $5.1 million in the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, mainly due to the building of finished goods inventory and other additives to meet anticipated demand.

Prepaid expenses decreased by $1.4 million in the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, mainly due to the timing of tax and insurance payments.

Excluding the impact of payments related to capital expenditures, accounts payable increased by $0.3 million in the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. The increase was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the three months ended October 31, 2025, there was a $3.2 million decrease in accounts payable related to capital expenditures recognized as cash used in investing activities as compared to the three months ended October 31, 2024.

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $13.8 million in the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. The decrease was mainly due to the payout of annual bonuses and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels, and vendor payment terms, including freight. In the three months ended October 31, 2025, there was a $1.3 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the three months ended October 31, 2024.

Net cash used in investing activities

Cash used in investing activities of $9.1 million in the three months ended October 31, 2025, was driven by capital expenditures. During the three months ended October 31, 2025, we continued to expand our plant equipment and improve our facilities to improve efficiency of our manufacturing process and meet customer demands.

Net cash used in financing activities

Cash used in financing activities of $9.4 million in the three months ended October 31, 2025, included $7.0 million for stock repurchases and $2.4 million for dividend payments.

Other

Total cash balances held by our foreign subsidiaries of $4.8 million as of October 31, 2025, compared to $4.7 million as of July 31, 2025. See further discussion in "Foreign Operations" above.

As of October 31, 2025, we had remaining authority to repurchase 279,623 shares of Common Stock and 208,197 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2025, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
August 1, 2025 to August 31, 2025	—	$—	—	360,946
September 1, 2025 to September 30, 2025	—	$—	—	360,946
October 1, 2025 to October 31, 2025	81,323	$59.47	54,677	279,623
Class B Stock
August 1, 2025 to August 31, 2025	—	$—	—	244,113
September 1, 2025 to September 30, 2025	—	$—	—	244,113
October 1, 2025 to October 31, 2025	35,916	$59.07	—	208,197

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

3 Includes 26,646 shares of Common Stock and 35,916 shares of Class B Stock which were surrendered by employees during the period of October 1, 2025 to October 31, 2025 to pay taxes related to restricted stock awards.

4 Our Board authorized the repurchase of 750,000 shares of Common Stock on March 11, 2019. This authorization, which was announced on March 11, 2019, does not have a stated expiration date. The share numbers in this column indicate the number of shares of Common Stock that may yet be repurchased under this authorization. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by management.

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

Dated:  December 8, 2025