Form 10-Q
period 2026-01-31
Oil-Dri Corp of America
filed 2026-03-11
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 31, 2026 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number: 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of February 28, 2026, 10,246,067 shares of the registrant's Common Stock and 4,233,940 shares of the registrant's Class B Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	January 31, 2026	July 31, 2025
Current Assets
Cash and cash equivalents	$46,933	$50,458
Accounts receivable, net of allowances of $1,375 and $1,493 at January 31, 2026 and July 31, 2025, respectively	70,180	69,370
Inventories, net	53,753	51,594
Prepaid expenses and other assets	5,897	5,961
Total Current Assets	176,763	177,383

Other Assets
Property, plant and equipment, net	148,726	149,704
Goodwill	16,017	16,017
Trademarks, trade names and patents, net of accumulated amortization of $731 and $693 at January 31, 2026 and July 31, 2025, respectively	6,592	6,603
Customer list, net of accumulated amortization of $9,842 and $9,278 at January 31, 2026 and July 31, 2025, respectively	18,343	18,907
Deferred income taxes	879	1,291
Operating lease right-of-use assets	14,469	14,219
Other	6,338	7,553
Total Other Assets	211,364	214,294

Total Assets	$388,127	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	January 31, 2026	July 31, 2025
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	10,218	16,808
Dividends payable	2,749	2,444
Operating lease liabilities	4,030	4,071
Accrued expenses	33,220	44,864
Total Current Liabilities	51,217	69,187

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $163 and $183 at January 31, 2026 and July 31, 2025, respectively	38,837	38,817
Deferred compensation	6,371	5,777
Long-term operating lease liabilities	11,517	11,296
Other	7,735	7,540
Total Noncurrent Liabilities	64,460	63,430

Total Liabilities	115,677	132,617
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,338,761 shares at January 31, 2026 and 15,276,261 shares at July 31, 2025	1,534	1,528
Class B Stock, par value $.10 per share, issued 4,650,484 shares at January 31, 2026 and 4,650,484 shares at July 31, 2025	465	465
Additional paid-in capital	68,980	66,138
Retained earnings	300,343	277,500
Accumulated other comprehensive income	1,075	969
Less Treasury Stock, at cost (5,090,285 Common and 416,544 Class B shares at January 31, 2026 and 4,902,881 Common and 380,628 Class B shares at July 31, 2025)	(99,947)	(87,540)
Total Stockholders’ Equity	272,450	259,060

Total Liabilities & Stockholders’ Equity	$388,127	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Six Months Ended January 31,
	2026	2025

Net Sales	$238,223	$244,859
Cost of Goods Sold	(170,426)	(169,631)
Gross Profit	67,797	75,228
Selling, General and Administrative Expenses	(35,150)	(36,556)
Income from Operations	32,647	38,672

Other Income (Expense)
Interest expense	(1,111)	(1,340)
Interest income	701	236
Other, net	1,251	(1,106)
Total Other Income (Expense), Net	841	(2,210)

Income Before Income Taxes	33,488	36,462
Income Tax Expense	(5,463)	(7,165)
Net Income	28,025	29,297

Earnings Per Share
Basic Common	$2.07	$2.17
Basic Class B	$1.56	$1.63
Diluted Common	$1.93	$2.01
Diluted Class B	$1.56	$1.63
Average Shares Outstanding
Basic Common	9,901	9,870
Basic Class B	4,028	3,986
Diluted Common	13,929	13,856
Diluted Class B	4,028	3,986
Dividends Declared Per Share
Common Stock	$0.385	$0.310
Class B Stock	$0.288	$0.233

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Six Months Ended January 31,
	2026	2025

Net Income	$28,025	$29,297

Other Comprehensive Income (Loss):
Postretirement expenses (net of tax)	(43)	(47)
Cumulative translation adjustment	149	(161)
Other Comprehensive Income (Loss)	106	(208)
Total Comprehensive Income	$28,131	$29,089

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended January 31,
	2026	2025

Net Sales	$117,737	$116,914
Cost of Goods Sold	(85,435)	(82,466)
Gross Profit	32,302	34,448
Selling, General and Administrative Expenses	(16,609)	(16,966)
Income from Operations	15,693	17,482

Other Income (Expense)
Interest expense	(555)	(606)
Interest income	307	86
Other, net	369	(702)
Total Other Income (Expense), Net	121	(1,222)

Income Before Income Taxes	15,814	16,260
Income Tax Expense	(3,245)	(3,339)
Net Income	12,569	12,921

Net Income Per Share
Basic Common	$0.94	$0.95
Basic Class B	$0.70	$0.72
Diluted Common	$0.87	$0.89
Diluted Class B	$0.70	$0.72
Average Shares Outstanding
Basic Common	9,884	9,895
Basic Class B	4,048	4,004
Diluted Common	13,932	13,899
Diluted Class B	4,048	4,004
Dividends Declared Per Share
Basic Common	$0.2050	$0.1550
Basic Class B	$0.1530	$0.1165

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended January 31,
	2026	2025

Net Income Attributable to Oil-Dri	$12,569	$12,921

Other Comprehensive Income (Loss):
Postretirement expenses (net of tax)	(21)	(26)
Cumulative translation adjustment	171	(140)
Other Comprehensive Income (Loss)	150	(166)
Total Comprehensive Income	$12,719	$12,755

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended January 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, October 31, 2024	19,865,970	(5,270,270)	$1,986	$61,755	$246,525	$(87,001)	$727	$223,992
Net Income	—	—	—	—	12,921	—	—	12,921
Other Comprehensive Loss	—	—	—	—	—	—	(166)	(166)
Dividends Declared	—	—	—	—	(2,097)	—	—	(2,097)
Purchases of Treasury Stock	—	(4,419)	—	—	—	(180)	—	(180)
Net issuance of stock under long-term incentive plans	475	(1,283)	1	50	—	(51)	—	—
Amortization of Restricted Stock	—	—	—	1,390	—	—	—	1,390
Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860

Balance, October 31, 2025	19,978,445	(5,401,248)	$1,998	$67,597	$290,523	$(94,516)	$925	$266,527
Net Income	—	—	—	—	12,569	—	—	12,569
Other Comprehensive Income	—	—	—	—	—	—	150	150
Dividends Declared	—	—	—	—	(2,749)	—	—	(2,749)
Purchases of Treasury Stock	—	(104,881)	—	—	—	(5,404)	—	(5,404)
Net issuance of stock under long-term incentive plans	10,800	(700)	1	26	—	(27)	—	—
Amortization of Restricted Stock	—	—	—	1,357	—	—	—	1,357
Balance, January 31, 2026	19,989,245	(5,506,829)	$1,999	$68,980	$300,343	$(99,947)	$1,075	$272,450

	For the Six Months Ended January 31
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	29,297	—	—	29,297
Other Comprehensive Loss	—	—	—	—	—	—	(208)	(208)
Dividends Declared	—	—	—	—	(4,195)	—	—	(4,195)
Purchases of Treasury Stock	—	(33,421)	—	—	—	(2,164)	—	(2,164)
Net issuance of stock under long-term incentive plans	41,275	(12,022)	5	622	—	(627)	—	—
Amortization of Restricted Stock	—	—	—	2,542	—	—	—	2,542
Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860

Balance, July 31, 2025	19,926,745	(5,283,509)	$1,993	$66,138	$277,500	$(87,540)	$969	$259,060
Net Income	—	—	—	—	28,025	—	—	28,025
Other Comprehensive Income	—	—	—	—	—	—	106	106
Dividends Declared	—	—	—	—	(5,182)	—	—	(5,182)
Purchases of Treasury Stock	—	(222,120)	—	—	—	(12,364)	—	(12,364)
Net issuance of stock under long-term incentive plans	62,500	(1,200)	6	37	—	(43)	—	—
Amortization of Restricted Stock	—	—	—	2,805	—	—	—	2,805
Balance, January 31, 2026	19,989,245	(5,506,829)	$1,999	$68,980	$300,343	$(99,947)	$1,075	$272,450

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Six Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net Income	$28,025	$29,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,478	10,817
Non-cash stock-based compensation	2,805	2,542
Provision for bad debts and cash discounts	(120)	415
Loss on impairment of patent applications	—	49
Accretion of asset retirement obligation	126	95
Loss on the disposals of property, plant and equipment	352	95
(Increase) decrease in assets:
Accounts receivable	(637)	(4,424)
Inventories	(2,058)	(1,394)
Prepaid expenses	95	1,019
Deferred income taxes	344	110
Other assets	3,079	2,094
Increase (decrease) in liabilities:
Accounts payable	(2,947)	1,989
Accrued expenses	(10,602)	(8,371)
Deferred compensation	594	289
Other liabilities	(2,099)	(2,292)
Total Adjustments	410	3,033
Net Cash Provided by Operating Activities	28,435	32,330

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,817)	(17,806)
Acquisition of a business	—	(115)
Net Cash Used in Investing Activities	(14,817)	(17,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	—	(10,000)
Dividends paid	(4,877)	(4,194)
Purchases of treasury stock	(12,364)	(2,164)
Net Cash Used in Financing Activities	(17,241)	(16,358)
Effect of exchange rate changes on cash and cash equivalents	98	57
Net Decrease in Cash and Cash Equivalents	(3,525)	(1,892)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,458	24,481
Cash, Cash Equivalents and Restricted Cash, End of Period	$46,933	$22,589

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Six Months Ended January 31,
	2026	2025
Supplemental disclosures:
Restricted Cash included in prepaid expenses and other assets:
Beginning balance	$—	$1,000
Converted to unrestricted cash	$—	$(885)
Final settlement of acquisition of Ultra Pet	$—	$(115)
Ending balance	$—	$—
Other cash flows:
Interest payments, net of amounts capitalized	$829	$848
Income tax payments, net of refunds	$5,785	$7,860
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(3,653)	$(2,781)
Change in capital expenditures in accrued expenses	$(1,128)	$(5,024)
Cash dividends declared and accrued	$2,749	$2,097

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and six months ended January 31, 2026, are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2026.
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

Trade Receivables. We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk, and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken by our customers. Accounts receivable was $70.2 million, $69.4 million, and $62.2 million as of January 31, 2026, July 31, 2025, and July 31, 2024, respectively.

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
The composition of property, plant and equipment is as follows (in thousands):

	January 31, 2026	July 31, 2025
Gross property, plant and equipment	$362,455	$356,079
Accumulated depreciation and amortization	(213,729)	(206,375)
Total Property, Plant and Equipment, Net	$148,726	$149,704

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

Revenue Recognition. We recognize revenue when performance obligations under the terms of the contracts with customers are satisfied. Our performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers and our obligations have an original duration of one year or less. Control of the finished products are generally transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the orders. We have one customer who requested that the title and risk of loss transfer when production is completed. For that customer, we produce and physically segregate finished goods in our warehouses. We have completed our performance obligation when control is transferred, and we recognize revenue accordingly. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Sales returns are not material nor are warranties or any related obligations.

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.3 million as of January 31, 2026 and July 31, 2025. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.3 million revenue recognized during the six months ended January 31, 2026, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet include $6.0 million and $5.9 million for the reclamation liability as of January 31, 2026, and July 31, 2025, respectively, and $1.7 million and $1.6 million for the postretirement health benefit as of January 31, 2026 and July 31, 2025, respectively.

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

In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. We do not expect the amendments to have a material impact on the Company's consolidated financial statement disclosures, however we will continue to assess through the adoption period.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which provides clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2025-06 will have on the Company's consolidated financial statement disclosures.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" ("ASU 2025-10"). This amendment establishes authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. Given the nature of our existing government-related arrangements, we do not expect the amendments to have a material impact on the Company's consolidated financial statement disclosures, however we will continue to assess through the adoption period.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"). These amendments are intended to improve the navigability of interim reporting guidance, clarify when ASC 270 applies, and provide a comprehensive list of required interim disclosures including a requirement for entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2025-11 will have on the Company's consolidated financial statement disclosures.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements" ("ASU 2025-12") which includes amendments for technical corrections, clarifications and revisions to existing codification intended to improve consistency of application, remove ambiguity and enhance overall usability. These improvements do not introduce new accounting requirements and are not expected to result in significant changes to accounting practices. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2025-12 will have on the Company's consolidated financial statement disclosures.

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
Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Six Months Ended January 31, 2026			For the Six Months Ended January 31, 2025
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$28,025	$21,404	$6,621	$29,297	$22,316	$6,981
Distributed and undistributed earnings on restricted shares	$(1,197)	$(862)	$(335)	$(1,412)	$(926)	$(486)
Income available to stockholders	$26,828	$20,542	$6,286	$27,885	$21,390	$6,495

Net Income (Numerator)		$20,542	$6,286		$21,390	$6,495
Weighted Average Shares Outstanding (Denominator)		9,901	4,028		9,870	3,986
Basic EPS		$2.07	$1.56		$2.17	$1.63

Effect of dilution - Net Income (1)		$6,286	$—		$6,495	$—
Net income assuming dilution (Numerator)		$26,828	$6,286		$27,885	$6,495

Effect of dilution - Shares (1)		4,028	—		3,986	—
Shares assuming dilution (Denominator)		13,929	4,028		13,856	3,986
Diluted EPS		$1.93	$1.56		$2.01	$1.63
(1) The impact of 288,083 unvested shares of Common Stock and 139,276 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the six months ended January 31, 2026. The impact of 254,192 unvested shares of Common Stock and 116,949 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the six months ended January 31, 2025.

	For the Three Months Ended January 31, 2026			For the Three Months Ended January 31, 2025
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$12,569	$9,594	$2,975	$12,921	$9,855	$3,066
Distributed and undistributed earnings on restricted shares	(474)	(349)	(125)	(598)	(406)	(192)
Income available to stockholders	$12,095	$9,245	$2,850	$12,323	$9,449	$2,874

Net Income (Numerator)		$9,245	$2,850		$9,449	$2,874
Weighted Average Shares Outstanding (Denominator)		9,884	4,048		9,895	4,004
Basic EPS		$0.94	$0.70		$0.95	$0.72

Effect of dilution - Net Income (1)		$2,850	$—		$2,874	$—
Net income assuming dilution (Numerator)		$12,095	$2,850		$12,323	$2,874

Effect of dilution - Shares (1)		4,048	—		4,004	—
Shares assuming dilution (Denominator)		13,932	4,048		13,899	4,004
Diluted EPS		$0.87	$0.70		$0.89	$0.72
(1) The impact of 245,326 unvested shares of Common Stock and 103,461 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the three months ended January 31, 2026. The impact of 250,151 unvested shares of Common Stock and 105,024 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the three months ended January 31, 2025.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	January 31, 2026	July 31, 2025
Finished goods	$29,744	$29,401
Packaging	8,373	8,114
Spare parts	6,858	6,822
Other	8,778	7,257
Total Inventories	$53,753	$51,594

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.9 million as of January 31, 2026 and $3.7 million as of July 31, 2025.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet. We had $28.8 million in cash equivalents as of January 31, 2026, and $35.3 million in cash equivalents as of July 31, 2025.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values as of January 31, 2026, and July 31, 2025, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $40.8 million and $40.3 million as of January 31, 2026, and July 31, 2025, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about such debt.

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

There have been no triggering events in fiscal years 2026 or 2025 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	January 31, 2026	July 31, 2025
Payables	$12,749	$13,036
Salaries, Wages, Commissions and Employee Benefits	11,108	20,532
Trade Promotions and Advertising	2,637	3,105
Taxes	1,256	2,249
Freight	2,364	2,700
Georgia Landfill Modification Reserve	559	819
Other	2,547	2,423
	$33,220	$44,864

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

In fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. We increased the total estimated cost by $0.6 million and $0.7 million in fiscal years 2024 and 2025, respectively. In fiscal year 2026, we decreased the total estimated cost by $0.2 million resulting in a total $3.6 million expense related to this matter. The modification work is expected to be completed during fiscal year 2026 and, as inherent uncertainties exist in these estimates, we will monitor through the completion of the modification but do not expect that remaining costs in excess of amounts accrued would have a material impact on the Company’s results of operations, financial condition and cash flows.

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $5 million aggregate principal amount remained outstanding as of January 31, 2026, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of January 31, 2026, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of January 31, 2026. The Note Agreement also provides us with the ability to request, from time to time until September 21, 2026, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

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

As of January 31, 2026, and July 31, 2025, we were in compliance with the restrictive covenants under the Credit Agreement. There were no new borrowings during the second quarter of fiscal year 2026. As of January 31, 2026, we do not have any outstanding borrowings under the Credit Agreement. We had $3.0 million of letters of credit outstanding under the Credit Agreement as of both January 31, 2026, and July 31, 2025.
The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted Secured Overnight Financing ("SOFR")-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of January 31, 2026, the variable rates would have been 6.75% for the BMO prime-based rate or 5.06% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the six months ended January 31, 2026. Operating lease costs are included in Cost of Goods Sold or SG&A expenses in the unaudited Condensed Consolidated Statements of Operations based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2026	2025	2026	2025
Operating lease cost	$1,248	$1,369	$2,460	$2,739
Short-term operating lease cost	$435	$347	$794	$707

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,072	$1,150	$2,125	$2,286
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,381	$—	$2,381	$—

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	January 31, 2026	July 31, 2025
Weighted-average remaining lease term - operating leases	4.7 years	4.8 years
Weighted-average discount rate - operating leases	5.18%	5.12%

Lease liability maturities as of January 31, 2026 are as follows (in thousands):

Fiscal year 2026 (remaining six months)	$2,487
Fiscal year 2027	4,304
Fiscal year 2028	3,507
Fiscal year 2029	2,915
Fiscal year 2030	1,662
Thereafter	2,544
Total	17,419
Less: imputed interest	(1,872)
Net lease obligation	$15,547

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Six Months Ended January 31,
Product	2026	2025	2026	2025
Cat Litter	$—	$—	$129,676	$130,913
Industrial and Sports	—	—	22,284	22,115
Agricultural and Horticultural	24,173	20,757	—	—
Fluids Purification	52,140	57,115	—	—
Animal Health & Nutrition	9,950	13,959	—	—
Net Sales	$86,263	$91,831	$151,960	$153,028

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended January 31,
Product	2026	2025	2026	2025
Cat Litter	$—	$—	$65,110	$63,237
Industrial and Sports	—	—	10,650	10,261
Agricultural and Horticultural	11,242	9,175	—	—
Fluids Purification	25,473	26,512	—	—
Animal Health & Nutrition	5,262	7,729	—	—
Net Sales	$41,977	$43,416	$75,760	$73,498

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

	For the Six Months Ended January 31, 2026
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$86,263	$151,960	$238,223
Cost of Goods Sold	(52,640)	(117,786)	(170,426)
Gross Profit	33,623	34,174	67,797
Compensation & Consultant	(4,829)	(4,277)	(9,106)
Advertising	(567)	(2,709)	(3,276)
Other Operating Expenses	(2,794)	(4,017)	(6,811)
Operating Income	25,433	23,171	48,604
Corporate Expenses			(15,957)
Income from Operations			32,647
Total Other Income, Net			841
Income Before Income Taxes			33,488
Income Tax Expense			(5,463)
Net Income			$28,025

	For the Six Months Ended January 31, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$91,831	$153,028	$244,859
Cost of Goods Sold	(52,531)	(117,100)	(169,631)
Gross Profit	39,300	35,928	75,228
Compensation & Consultant	(4,352)	(4,177)	(8,529)
Advertising	(620)	(2,830)	(3,450)
Other Operating Expenses	(2,896)	(4,216)	(7,112)
Operating Income	31,432	24,705	56,137
Corporate Expenses			(17,465)
Income from Operations			38,672
Total Other Expense, Net			(2,210)
Income Before Income Taxes			36,462
Income Tax Expense			(7,165)
Net Income			$29,297

	For the Three Months Ended January 31, 2026
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$41,977	$75,760	$117,737
Cost of Goods Sold	(26,095)	(59,340)	(85,435)
Gross Profit	15,882	16,420	32,302
Compensation & Consultant	(2,322)	(2,158)	(4,480)
Advertising	(355)	(1,446)	(1,801)
Other Operating Expenses	(1,406)	(2,044)	(3,450)
Operating Income	11,799	10,772	22,571
Corporate Expenses			(6,878)
Income from Operations			15,693

Total Other Income, Net			121
Income Before Income Taxes			15,814
Income Tax Expense			(3,245)
Net Income			$12,569

	For the Three Months Ended January 31, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$43,416	$73,498	$116,914
Cost of Goods Sold	(25,711)	(56,755)	(82,466)
Gross Profit	17,705	16,743	34,448
Compensation & Consultant	(1,878)	(2,121)	(3,999)
Advertising	(450)	(1,634)	(2,084)
Other Operating Expenses	(1,055)	(1,660)	(2,715)
Operating Income	14,322	11,328	25,650
Corporate Expenses			(8,168)
Income from Operations			17,482
Total Other Expense, Net			(1,222)
Income Before Income Taxes			16,260
Income Tax Expense			(3,339)
Net Income			$12,921

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

	Assets
	January 31, 2026	July 31, 2025
	(in thousands)
Business to Business Products Group	$98,996	$104,857
Retail and Wholesale Products Group	207,747	200,644
Unallocated Assets	81,384	86,176
Total Assets	$388,127	$391,677

11. STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of January 31, 2026, there were 1,080,263 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of January 31, 2026 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted shares as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 62,500 and 82,550 restricted shares of Common Stock granted during the six months ended January 31, 2026, and 2025, respectively. There were no restricted shares of Class B Stock granted during the six months ended January 31, 2026, and 2025. Stock-based compensation expense was $1.0 million and $1.1 million for the three months ended January 31, 2026, and 2025, respectively, and was $2.1 million and $1.9 million for the six months ended January 31, 2026, and 2025, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2025	728	$28.52
Granted	62	$57.76
Vested	(200)	$21.42
Forfeitures	(1)	$36.26
Non-vested restricted stock outstanding at January 31, 2026	589	$34.01

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of January 31, 2026 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2025	$1,205	$(236)	$969
Other comprehensive income before reclassifications, net of tax	—	149	149
Amounts reclassified from accumulated other comprehensive income, net of tax	(43)	—	(43)
Net current-period other comprehensive (loss) income, net of tax	(43)	149	106
Balance as of January 31, 2026	$1,162	$(87)	$1,075

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.1 million and $0.2 million for the three months ended January 31, 2026 and January 31, 2025, respectively, and $0.8 million and $0.5 million for the first six months of fiscal years 2026, and 2025, respectively. There were no outstanding accounts payable due to that vendor as of either January 31, 2026, or July 31, 2025.

One member of our Board retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019, and was party to a post-employment consulting agreement with the customer until September 30, 2025. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for both the three months ended January 31, 2026, and January 31, 2025, and $0.1 million and $0.2 million for the first six months of fiscal years 2026 and 2025, respectively. There were no outstanding amounts due from that customer as of either January 31, 2026, or July 31, 2025.

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

Over a period of several days in January 2026, the southern and eastern United States was impacted by a significant weather event known as "Winter Storm Fern" that resulted in snow, freezing rain, and ice causing widespread damage and power outages (“Weather Event”). During this time, due to safety concerns and interruptions that we experienced to power, natural gas, and water, we temporarily shut down operations of our facilities in the effected regions, which resulted in reduced production. Our supply chain was also impacted, causing significant delays in delivery of materials and services necessary to resume production. These shutdowns and delays resulted in decreased fixed cost absorption and an increase of backlog, which we define as purchase orders that we have received from customers and that we have accepted, but that have not shipped by the customers’ requested ship dates.

SIX MONTHS ENDED JANUARY 31, 2026 COMPARED TO
SIX MONTHS ENDED JANUARY 31, 2025

CONSOLIDATED RESULTS

	For the Six Months Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Consolidated Results
Net Sales	$238,223	$244,859	$(6,636)	(3)%
Gross Profit	$67,797	$75,228	$(7,431)	(10)%
Income from Operations	$32,647	$38,672	$(6,025)	(16)%
Net income	$28,025	$29,297	$(1,272)	(4)%
Business to Business
Net Sales	$86,263	$91,831	$(5,568)	(6)%
Operating Income	$25,433	$31,432	$(5,999)	(19)%
Retail & Wholesale
Net Sales	$151,960	$153,028	$(1,068)	(1)%
Operating Income	$23,171	$24,705	$(1,534)	(6)%

Consolidated net sales for the six months ended January 31, 2026 were $238.2 million, a 3% decrease compared to net sales of $244.9 million for the six months ended January 31, 2025. The decrease was driven primarily by softer volumes across both our Business to Business and Retail and Wholesale product groups when compared to the same period in fiscal year 2025. Further details of the drivers are discussed below in the segment analysis.

Consolidated gross profit in the six months ended January 31, 2026 was $67.8 million, a decrease of $7.4 million, or 10%, from gross profit of $75.2 million in the six months ended January 31, 2025. Gross margin (defined as gross profit as a percentage of net sales) in the six months ended January 31, 2026 decreased to 28.5% from 30.7% in the six months ended January 31, 2025. This reduction in gross margin was mainly driven by softer volume and higher costs, which led to unfavorable fixed cost absorption. This was in part driven by the Weather Event which impacted our plants' production and ability to fulfill orders. For the six months ended January 31, 2026, the overall domestic per ton cost of goods sold increased 3% compared to the same period of fiscal year 2025. The increase was primarily driven by higher per ton manufacturing costs, including materials, which increased 8% when compared to six months ended January 31, 2025. These increases were slightly offset by a 5% decrease in per ton transportation costs, and 3% decrease in per ton packaging costs for the six months ended January 31, 2026, when compared to the six months ended January 31, 2025.

Total SG&A expenses of $35.2 million for the six months ended January 31, 2026 were $1.4 million, or 4%, lower compared to $36.6 million for the six months ended January 31, 2025. The decrease was driven by a $1.5 million reduction in corporate unallocated expenses, primarily as a result of lower corporate human resource costs and a lower incentive bonus accrual. The decrease was partially offset by SG&A expenses at the operating segments level, which increased by $0.1 million, as discussed below.

Total other income, net was $0.8 million for the six months ended January 31, 2026, a $3.0 million gain compared to other expenses, net of $2.2 million in the same period of fiscal year 2025. $0.8 million of this change was driven by the reduction in the estimated landfill modification costs recognized in fiscal year 2026 compared to an increase in the estimated cost recognized during the first half of fiscal year 2025 and $0.8 million was driven by foreign exchange gains. The gain was also in part driven by the positive outcome of a confidential legal settlement in the matter of Oil-Dri Corporation of America vs. Entera Animal Health, et al., as well as $0.5 million due to higher interest income and $0.2 million due to lower interest expense.

Tax expense was $5.5 million for the six months ended January 31, 2026 compared to $7.2 million for the six months ended January 31, 2025. $0.8 million of the decrease was due to a discrete tax benefit as a result of stock-based compensation recognized in the first quarter of fiscal year 2026. The remaining decrease was primarily due to the conversion of certain legal entities from corporations to limited liability companies resulting in state tax benefits.

Our unaudited Condensed Consolidated Balance Sheet as of January 31, 2026 and our unaudited Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2026 show a $3.5 million decrease in total cash and cash equivalents from fiscal year-end 2025. The decrease was driven primarily by financing and investing activities, partially offset by positive cash flow from operations. Refer to the "Liquidity and Capital Resources" section below for more details.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Six Months Ended January 31,
Business to Business Products Group	2026	2025	$ Change	% Change
Agricultural and Horticultural	$24,173	$20,757	$3,416	16%
Fluids Purification	52,140	57,115	(4,975)	(9)%
Animal Health & Nutrition	9,950	13,959	(4,009)	(29)%
Net Sales	$86,263	$91,831	$(5,568)	(6)%
Cost of Goods Sold	$(52,640)	$(52,531)	$(109)	—%
Gross Profit	$33,623	$39,300	$(5,677)	(14)%
SG&A	$(8,190)	$(7,868)	$(322)	4%
Operating Income	$25,433	$31,432	$(5,999)	(19)%

Net sales of the Business to Business Products Group for the six months ended January 31, 2026 decreased $5.6 million, or 6%, compared to the six months ended January 31, 2025, driven primarily by a reduction in sales of our fluid purification and animal health products, partially offset by an increase in sales of our agricultural and horticultural products. Net sales of our fluids purification products for the six months ended January 31, 2026 decreased $5.0 million, or 9%, compared to the six months ended January 31, 2025. This decrease was due to lower volumes, primarily of our products used in renewable diesel filtration, which were significantly higher in fiscal year 2025 when several new customers began operations in new plants. Net sales of our animal health & nutrition products for the six months ended January 31, 2026 decreased $4.0 million, or 29%, compared to the six months ended January 31, 2025, due to lower volume primarily driven by the loss of a key customer at one of our distributors. Net sales of our agricultural and horticultural chemical carrier products for the six months ended January 31, 2026 increased $3.4 million, or 16%, compared to the six months ended January 31, 2025, due to a combination of favorable mix, higher volume and higher prices.

Gross profit decreased 14% in the six months ended January 31, 2026 compared to the six months ended January 31, 2025. This decrease was mainly due to lower sales resulting in unfavorable fixed cost absorption and higher per ton manufacturing costs. This was in part driven by the Weather Event which impacted our plants' production and ability to fulfill orders. Per ton manufacturing and packaging costs increased 9% and 2%, respectively, while transportation costs remained flat. SG&A expenses increased by $0.3 million, or 4%, for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. This increase is primarily driven by higher compensation costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Six Months Ended January 31,
Retail and Wholesale Products Group	2026	2025	$ Change	% Change
Cat Litter	$129,676	$130,913	$(1,237)	(1)%
Industrial and Sports	22,284	22,115	169	1%
Net Sales	$151,960	$153,028	$(1,068)	(1)%
Cost of Goods Sold	$(117,786)	$(117,100)	$(686)	1%
Gross Profit	$34,174	$35,928	$(1,754)	(5)%
SG&A	$(11,003)	$(11,223)	$220	(2)%
Operating Income	$23,171	$24,705	$(1,534)	(6)%

Net sales of the Retail and Wholesale Products Group for the six months ended January 31, 2026 decreased $1.1 million, or 1%, compared to the six months ended January 31, 2025, mainly due to a decrease in cat litter sales. Domestic cat litter net sales, excluding co-packaged cat litter, were $112.3 million for the six months ended January 31, 2026, a decrease of $3.3 million, or 3%, when compared to the six months ended January 31, 2025. $2.1 million of the decrease was due to a private label account that was lost in the second quarter of fiscal year 2025, and $1.5 million decrease was tied to high demand in fiscal year 2025 due to a large promotion at a key account. These losses were partially offset by revenue gains with other customers. Net sales of co-packaged cat litter products increased 20% in the six months ended January 31, 2026, compared to the six months ended January 31, 2025. This increase was driven primarily by higher volumes as we expanded our co-packaged offerings to include lightweight cat litter. Net sales of our domestic industrial and sports products were $21.2 million for the six months ended January 31, 2026, an increase of $0.3 million, or 1%, when compared to the six months ended January 31, 2025, mainly driven by higher prices to offset elevated costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, increased $0.1 million for the six months ended January 31, 2026 when compared to the six months ended January 31, 2025. Due to the Weather Event, several of our plants were shut down and unable to ship products or allow for customers to pick up orders. This drove our backlog of Retail and Wholesale products to increase by $2.8 million at the end of the second quarter when compared to the prior quarter.

Gross profit decreased 5% in the six months ended January 31, 2026 compared to the six months ended January 31, 2025. This decrease was mainly due to lower sales resulting in unfavorable fixed cost absorption, and higher per ton manufacturing costs. This was in part driven by the Weather Event which impacted our plants' production and ability to fulfill orders. Per ton manufacturing costs, including purchased materials, increased 8%, this increase was partially offset by a 10% reduction in transportation and 4% reduction in per ton packaging costs. Certain key customers shifting terms from delivery to pick-up was the primary driver of the reduction of transportation costs. SG&A expenses decreased $0.2 million, or 2%, during the six months ended January 31, 2026, compared to the six months ended January 31, 2025, primarily due to less bad debt expense related to customer bankruptcies.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the six months ended January 31, 2026 were $9.9 million, a decrease of $0.2 million compared to net sales of $10.1 million in the same period ended January 31, 2025, driven primarily by net sales decrease in sales volume in Mexico. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales for both the six months ended January 31, 2026, and January 31, 2025.

Our foreign subsidiaries reported net income of $0.2 million for the six months ended January 31, 2026, compared to net loss of $0.3 million in the six months ended January 31, 2025. The increase in net income was primarily driven by the preliminary foreign VAT assessment recognized in fiscal year 2025.

Identifiable assets of our foreign subsidiaries as of January 31, 2026 were $9.2 million, compared to $9.0 million as of July 31, 2025.

THREE MONTHS ENDED JANUARY 31, 2026 COMPARED TO
THREE MONTHS ENDED JANUARY 31, 2025

CONSOLIDATED RESULTS

	For the Three Months Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Consolidated Results
Net Sales	$117,737	$116,914	$823	1%
Gross Profit	$32,302	$34,448	$(2,146)	(6)%
Income from Operations	$15,693	$17,482	$(1,789)	(10)%
Net income	$12,569	$12,921	$(352)	(3)%
Business to Business
Net Sales	$41,977	$43,416	$(1,439)	(3)%
Operating Income	$11,799	$14,322	$(2,523)	(18)%
Retail & Wholesale
Net Sales	$75,760	$73,498	$2,262	3%
Operating Income	$10,772	$11,328	$(556)	(5)%

Consolidated net sales for the second quarter of fiscal year 2026 were $117.7 million, a 1% increase compared to net sales of $116.9 million for the second quarter of fiscal year 2025 primarily driven by favorable product mix. This increase was primarily driven by higher sales of our agriculture and horticultural products within our Business to Business products group and higher sales of our cat litter products within the Retail and Wholesale products group.

Consolidated gross profit for the second quarter of fiscal year 2026 was $32.3 million, a decrease of 6% when compared to $34.4 million for the second quarter of fiscal year 2025. Our gross margin (defined as gross profit as a percentage of net sales) decreased to 27.4% from 29.5% in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025. This decrease was mainly driven by higher per ton costs of goods sold. Domestic per ton cost of goods sold increased 4%, due to an 8% increase in per ton manufacturing costs, including materials, which was driven primarily by product mix and certain higher expenses such as labor and depreciation. This increase was partially offset by a 5% reduction in per ton transportation costs and 2% reduction in packaging costs.

Total SG&A expenses of $16.6 million for the second quarter of fiscal year 2026 decreased by $0.4 million, or 2%, compared to $17.0 million for the same period of fiscal year 2025, primarily due to the decrease in corporate unallocated expenses, partially offset by an increase in operating segments' SG&A expenses. Unallocated corporate expenses were $6.9 million, a decrease of $1.3 million, or 16%, compared to the same period in fiscal year 2025, primarily as a result of a lower corporate bonus accrual. SG&A expenses at the operating segments level are discussed below in the discussion of our segments' operating income.

Total net other income was $0.1 million for the second quarter of fiscal year 2026, compared to net other expenses of $1.2 million for the second quarter of fiscal year 2025. This change was driven by $0.6 million of foreign exchange gains, along with $0.4 million from the reduction in the estimated landfill modification costs recognized this quarter compared to an increase in the estimated cost recognized during the second quarter of fiscal year 2025.

Tax expense was $3.2 million for the second quarter of fiscal year 2026 compared to $3.3 million for the second quarter of fiscal year 2025. We used an effective tax rate of 21% in both the second quarter of fiscal year 2026 and 2025. We adjust our effective tax rate quarterly based on expected annual taxable income and our assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Three Months Ended January 31,
Business to Business Products Group	2026	2025	$ Change	% Change
Agricultural and Horticultural	$11,242	$9,175	$2,067	23%
Fluids Purification	25,473	26,512	(1,039)	(4)%
Animal Health & Nutrition	5,262	7,729	(2,467)	(32)%
Net Sales	$41,977	$43,416	$(1,439)	(3)%
Cost of Goods Sold	$(26,095)	$(25,711)	$(384)	1%
Gross Profit	$15,882	$17,705	$(1,823)	(10)%
SG&A	$(4,083)	$(3,383)	$(700)	21%
Operating Income	$11,799	$14,322	$(2,523)	(18)%

Net sales of the Business to Business Products Group decreased $1.4 million, or 3%, in the second quarter of fiscal year 2026, compared to the same period in 2025, driven primarily by a reduction in sales of our animal health and fluids purification products, partially offset by an increase in net sales of our agriculture and horticultural products. Net sales of our animal health and nutrition products in the second quarter of fiscal year 2026 decreased $2.5 million, or 32%, compared to the second quarter of fiscal year 2025, due to lower volume primarily driven by the loss of a key customer at one of our distributors. Net sales of our fluids purification products in the second quarter of fiscal year 2026 decreased $1.0 million, or 4%, compared to the second quarter of fiscal year 2025. This decrease was due to lower volumes, primarily of our products used in renewable diesel filtration. Net sales of our agricultural and horticultural chemical carrier products in the second quarter of fiscal year 2026 increased $2.1 million, or 23%, compared to the second quarter of fiscal year 2025, due to a combination of favorable mix, higher prices and increased demand.

Gross profit decreased 10% in the second quarter of fiscal year 2026, compared to the same period in 2025. This decrease was mainly due to a combination of lower sales resulting in unfavorable fixed cost absorption and higher per ton costs. This was in part driven by the Weather Event which impacted our plants' production and ability to fulfill orders. Domestic per ton manufacturing and packaging costs increased 5% and 11%, respectively, partially offset by a 2% reduction in per ton transportation costs. The increase in packaging was primarily due to mix and selling more packaged agricultural and horticultural products. Total SG&A expenses for the Business to Business Products Group in the second quarter of fiscal year 2026 increased $0.7 million, or 21%, compared to the same period of fiscal year 2025. This increase is primarily driven by higher compensation and consultant costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Three Months Ended January 31,
Retail and Wholesale Products Group	2026	2025	$ Change	% Change
Cat Litter	$65,110	$63,237	$1,873	3%
Industrial and Sports	10,650	10,261	389	4%
Net Sales	$75,760	$73,498	$2,262	3%
Cost of Goods Sold	$(59,340)	$(56,755)	$(2,585)	5%
Gross Profit	$16,420	$16,743	$(323)	(2)%
SG&A	$(5,648)	$(5,415)	$(233)	4%
Operating Income	$10,772	$11,328	$(556)	(5)%

Net sales of the Retail and Wholesale Products Group increased $2.3 million, or 3%, in the second quarter of fiscal year 2026, compared to the same period in 2025, primarily due to cat litter sales. Net sales of co-packaged cat litter products increased 31% compared to the second quarter of fiscal year 2025, due to higher volumes as we expanded our co-packaged offerings to include lightweight cat litter. Domestic cat litter net sales, excluding sales of co-packaged cat litter, were $56.0 million for the second quarter of fiscal year 2026, an increase of $0.3 million, when compared to the second quarter of fiscal year 2025. This was primarily driven by higher sales of our crystal cat litter. Net sales of our domestic industrial and sports products in the second quarter of fiscal year 2026 were $10.2 million, an increase of $0.4 million, or 4%, when compared to the second quarter of fiscal year 2025, mainly driven by the higher pricing to offset elevated costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, in the second quarter of fiscal year 2026, increased $0.1 million, or 4%, compared to the same period in 2025. Due to the Weather Event, several of our plants were shut down and unable to ship products or allow for customers to pick up orders. This drove our backlog of Retail and Wholesale products to increase by $2.8 million at the end of the second quarter when compared to the prior quarter.

Gross profit decreased 2% in the second quarter of fiscal year 2026, compared to the same period in 2025. This decrease was mainly due to a combination of unfavorable fixed cost absorption which was in part driven by the Weather Event that impacted our plants' production and ability to fulfill orders, and higher per ton manufacturing costs, including materials. Domestic per ton manufacturing costs increased 9%, primarily due to higher per ton labor and depreciation costs. This was partially offset by a 7% reduction in per ton transportation costs and a 3% reduction in per ton packaging costs. Certain key customers shifting terms from delivery to pick-up was the primary driver of the reduction of transportation costs. SG&A expenses for the Retail and Wholesale Products Group increased by $0.2 million, or 4%, during the second quarter of fiscal year 2026, compared to the same period in fiscal year 2025.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the second quarter of fiscal year 2026 were $4.8 million, a decrease of $0.1 million compared to net sales of $4.9 million during the same period of fiscal year 2025. This decrease was driven primarily by a $0.2 million decrease in net sales in Mexico, partially offset by a $0.1 million increase in net sales in Canada. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the second quarter of both fiscal years 2026 and 2025.

Our foreign subsidiaries reported an increase of $0.1 million for the second quarter of fiscal year 2026 as compared to a net loss of $0.1 million in the second quarter of fiscal year 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the six months ended January 31, 2026, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Credit Agreement and Series B, C and D Senior Notes issued under the Note Agreement. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

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

Cash and cash equivalents totaled $46.9 million and $22.6 million as of January 31, 2026, and 2025, respectively. The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended January 31,
	2026	2025
Net cash provided by operating activities	$28,435	$32,330
Net cash used in investing activities	(14,817)	(17,921)
Net cash used in financing activities	(17,241)	(16,358)
Effect of exchange rate changes on cash and cash equivalents	98	57
Net decrease in cash and cash equivalents	$(3,525)	$(1,892)

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the six months ended January 31, 2026, were as follows:

Accounts receivable, net of allowances increased by $0.6 million in the six months ended January 31, 2026, as compared to the six months ended January 31, 2025. The increase in accounts receivable was driven primarily by net sales and timing of collections.

Inventory increased by $2.1 million in the six months ended January 31, 2026, as compared to the six months ended January 31, 2025, mainly due to the building of finished goods inventory and purchases of other additives to meet anticipated demand.

Excluding the impact of payments related to capital expenditures, accounts payable decreased by $2.9 million in the six months ended January 31, 2026, as compared to the six months ended January 31, 2025. The decrease was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the six months ended January 31, 2026, there was a $3.7 million decrease in accounts payable related to capital expenditures recognized as cash used in investing activities as compared to the six months ended January 31, 2025.

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $10.6 million in the six months ended January 31, 2026, as compared to the six months ended January 31, 2025. The decrease was mainly due to the payout of annual bonuses and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels, and vendor payment terms, including freight. In the six months ended January 31, 2026, there was a $1.1 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the six months ended January 31, 2025.

Net cash used in investing activities

Cash used in investing activities of $14.8 million in the six months ended January 31, 2026 was driven by capital expenditures. During the six months ended January 31, 2026, we continued to expand our plant equipment and improve our facilities to improve efficiency of our manufacturing process and meet customer demands.

Net cash used in financing activities

Cash used in financing activities of $17.2 million in the six months ended January 31, 2026, included $12.4 million for stock repurchases and $4.9 million for dividend payments.

Other

Total cash balances held by our foreign subsidiaries were $5.8 million as of January 31, 2026, compared to $4.7 million as of July 31, 2025.

As of January 31, 2026, we had remaining authority to repurchase 174,742 shares of Common Stock and 208,197 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2026, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
November 1, 2025 to November 30, 2025	—	$—	—	279,623
December 1, 2025 to December 31, 2025	100,660	$51.28	100,000	178,963
January 1, 2026 to January 31, 2026	4,221	$56.04	—	174,742

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

3 Includes 660 shares and 4,221 shares of Common Stock which were surrendered by employees to pay taxes related to restricted stock awards during the periods of December 1, 2025 to December 31, 2025 and January 1, 2026 to January 31, 2026, respectively.

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

Dated:  March 11, 2026