Form 10-Q
period 2026-04-30
Oil-Dri Corp of America
filed 2026-06-08
CIK 74046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 2026 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number: 001-12622

OIL-DRI CORPORATION OF AMERICA
(Exact name of the registrant as specified in its charter)

Delaware	36-2048898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue, Suite 400
Chicago, Illinois	60611-4213
(Address of principal executive offices)	(Zip Code)
The registrant's telephone number, including area code: (312) 321-1515
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	ODC	New York Stock Exchange

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

As of May 31, 2026, 10,254,395 shares of the registrant's Common Stock and 4,233,940 shares of the registrant's Class B Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet
(in thousands, except for share and per share amounts, unaudited)

ASSETS	April 30, 2026	July 31, 2025
Current Assets
Cash and cash equivalents	$62,941	$50,458
Accounts receivable, net of allowances of $1,065 and $1,493 at April 30, 2026 and July 31, 2025, respectively	75,772	69,370
Inventories, net	52,420	51,594
Prepaid expenses and other assets	5,212	5,961
Total Current Assets	196,345	177,383

Other Assets
Property, plant and equipment, net	150,799	149,704
Goodwill	16,017	16,017
Trademarks, trade names and patents, net of accumulated amortization of $724 and $693 at April 30, 2026 and July 31, 2025, respectively	6,575	6,603
Customer list, net of accumulated amortization of $10,124 and $9,278 at April 30, 2026 and July 31, 2025, respectively	18,061	18,907
Deferred income taxes	1,182	1,291
Operating lease right-of-use assets	13,440	14,219
Other	6,371	7,553
Total Other Assets	212,445	214,294

Total Assets	$408,790	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Balance Sheet (continued)
(in thousands, except for share and per share amounts, unaudited)

LIABILITIES & STOCKHOLDERS’ EQUITY	April 30, 2026	July 31, 2025
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	13,848	16,808
Dividends payable	2,750	2,444
Operating lease liabilities	3,936	4,071
Accrued expenses	38,386	44,864
Total Current Liabilities	59,920	69,187

Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $153 and $183 at April 30, 2026 and July 31, 2025, respectively	38,847	38,817
Deferred compensation	6,419	5,777
Long-term operating lease liabilities	10,546	11,296
Other	7,832	7,540
Total Noncurrent Liabilities	63,644	63,430

Total Liabilities	123,564	132,617
Commitments and contingencies (See note 7)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,349,661 shares at April 30, 2026 and 15,276,261 shares at July 31, 2025	1,535	1,528
Class B Stock, par value $.10 per share, issued 4,650,484 shares at April 30, 2026 and 4,650,484 shares at July 31, 2025	465	465
Additional paid-in capital	70,344	66,138
Retained earnings	312,119	277,500
Accumulated other comprehensive income	976	969
Less Treasury Stock, at cost (5,095,266 Common and 416,544 Class B shares at April 30, 2026 and 4,902,881 Common and 380,628 Class B shares at July 31, 2025)	(100,213)	(87,540)
Total Stockholders’ Equity	285,226	259,060

Total Liabilities & Stockholders’ Equity	$408,790	$391,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share amounts, unaudited)

	For the Nine Months Ended April 30,
	2026	2025

Net Sales	$364,552	$360,360
Cost of Goods Sold	(263,027)	(252,110)
Gross Profit	101,525	108,250
Selling, General and Administrative Expenses	(51,785)	(55,674)
Income from Operations	49,740	52,576

Other Income (Expense)
Interest expense	(1,648)	(1,888)
Interest income	1,087	358
Other, net	2,220	(336)
Total Other Income (Expense), Net	1,659	(1,866)

Income Before Income Taxes	51,399	50,710
Income Tax Expense	(8,848)	(9,769)
Net Income	42,551	40,941

Earnings Per Share
Basic Common	$3.15	$3.03
Basic Class B	$2.37	$2.28
Diluted Common	$2.93	$2.81
Diluted Class B	$2.37	$2.28
Average Shares Outstanding
Basic Common	9,884	9,882
Basic Class B	4,035	3,991
Diluted Common	13,919	13,873
Diluted Class B	4,035	3,991
Dividends Declared Per Share
Common Stock	$0.590	$0.465
Class B Stock	$0.441	$0.350

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Nine Months Ended April 30,
	2026	2025

Net Income Attributable to Oil-Dri	$42,551	$40,941

Other Comprehensive Income (Loss):
Postretirement expenses (net of tax)	(64)	(71)
Cumulative translation adjustment	71	53
Other Comprehensive Income (Loss)	7	(18)
Total Comprehensive Income	$42,558	$40,923

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Operations
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended April 30,
	2026	2025

Net Sales	$126,329	$115,501
Cost of Goods Sold	(92,601)	(82,479)
Gross Profit	33,728	33,022
Selling, General and Administrative Expenses	(16,635)	(19,118)
Income from Operations	17,093	13,904

Other Income (Expense)
Interest expense	(537)	(548)
Interest income	386	122
Other, net	969	770
Total Other Income, Net	818	344

Income Before Income Taxes	17,911	14,248
Income Tax Expense	(3,385)	(2,604)
Net Income	14,526	11,644

Earnings Per Share
Basic Common	$1.08	$0.86
Basic Class B	$0.81	$0.65
Diluted Common	$1.00	$0.80
Diluted Class B	$0.81	$0.65
Average Shares Outstanding
Basic Common	9,848	9,907
Basic Class B	4,048	4,002
Diluted Common	13,896	13,909
Diluted Class B	4,048	4,002
Dividends Declared Per Share
Basic Common	$0.2050	$0.1550
Basic Class B	$0.1530	$0.1165

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	For the Three Months Ended April 30,
	2026	2025

Net Income Attributable to Oil-Dri	$14,526	$11,644

Other Comprehensive Income (Loss):
Postretirement expenses (net of tax)	(21)	(24)
Cumulative translation adjustment	(78)	214
Other Comprehensive (Loss) Income	(99)	190
Total Comprehensive Income	$14,427	$11,834

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except for share amounts, unaudited)

	For the Three Months Ended April 30
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 31, 2025	19,866,445	(5,275,972)	$1,987	$63,195	$257,349	$(87,232)	$561	$235,860
Net Income	—	—	—	—	11,644	—	—	11,644
Other Comprehensive Income	—	—	—	—	—	—	190	190
Dividends Declared	—	—	—	—	(2,104)	—	—	(2,104)
Purchases of Treasury Stock	—	(1,545)	—	—	—	(69)	—	(69)
Net issuance of stock under long-term incentive plans	53,300	(400)	5	3	—	(8)	—	—
Amortization of Restricted Stock	—	—	—	1,338	—	—	—	1,338
Balance, April 30, 2025	19,919,745	(5,277,917)	$1,992	$64,536	$266,889	$(87,309)	$751	$246,859

Balance, January 31, 2026	19,989,245	(5,506,829)	$1,999	$68,980	$300,343	$(99,947)	$1,075	$272,450
Net Income	—	—	—	—	14,526	—	—	14,526
Other Comprehensive Loss	—	—	—	—	—	—	(99)	(99)
Dividends Declared	—	—	—	—	(2,750)	—	—	(2,750)
Purchases of Treasury Stock	—	(2,481)	—	—	—	(173)	—	(173)
Net issuance of stock under long-term incentive plans	10,900	(2,500)	1	92	—	(93)	—	—
Amortization of Restricted Stock	—	—	—	1,272	—	—	—	1,272
Balance, April 30, 2026	20,000,145	(5,511,810)	$2,000	$70,344	$312,119	$(100,213)	$976	$285,226

	For the Nine Months Ended April 30
	Number of Shares
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net Income	—	—	—	—	40,941	—	—	40,941
Other Comprehensive Loss	—	—	—	—	—	—	(18)	(18)
Dividends Declared	—	—	—	—	(6,299)	—	—	(6,299)
Purchases of Treasury Stock	—	(34,966)	—	—	—	(2,233)	—	(2,233)
Net issuance of stock under long-term incentive plans	94,575	(12,422)	10	625	—	(635)	—	—
Amortization of Restricted Stock	—	—	—	3,880	—	—	—	3,880
Balance, April 30, 2025	19,919,745	(5,277,917)	$1,992	$64,536	$266,889	$(87,309)	$751	$246,859

Balance, July 31, 2025	19,926,745	(5,283,509)	$1,993	$66,138	$277,500	$(87,540)	$969	$259,060
Net Income	—	—	—	—	42,551	—	—	42,551
Other Comprehensive Income	—	—	—	—	—	—	7	7
Dividends Declared	—	—	—	—	(7,932)	—	—	(7,932)
Purchases of Treasury Stock	—	(224,601)	—	—	—	(12,537)	—	(12,537)
Net issuance of stock under long-term incentive plans	73,400	(3,700)	7	129	—	(136)	—	—
Amortization of Restricted Stock	—	—	—	4,077	—	—	—	4,077
Balance, April 30, 2026	20,000,145	(5,511,810)	$2,000	$70,344	$312,119	$(100,213)	$976	$285,226

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	For the Nine Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net Income	$42,551	$40,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,186	16,391
Non-cash stock-based compensation	4,077	3,880
Provision for bad debts and cash discounts	(169)	436
Loss on impairment of patent applications	—	48
Accretion of asset retirement obligation	190	143
Loss on the disposals of property, plant and equipment	413	29
(Increase) decrease in assets:
Accounts receivable	(6,203)	(3,816)
Inventories	(766)	(2,547)
Prepaid expenses	463	1,234
Deferred income taxes	73	(116)
Other assets	4,091	3,012
Increase (decrease) in liabilities:
Accounts payable	(641)	495
Accrued expenses	(5,529)	(2,268)
Deferred compensation	642	548
Other liabilities	(3,170)	(3,422)
Total Adjustments	10,657	14,047
Net Cash Provided by Operating Activities	53,208	54,988

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,918)	(24,483)
Proceeds from sale of property, plant and equipment	—	89
Acquisition of a business	—	(115)
Dispositions of short-term investments	312	—
Net Cash Used in Investing Activities	(20,606)	(24,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	—	(10,000)
Dividends paid	(7,626)	(6,290)
Purchases of treasury stock	(12,537)	(2,233)
Net Cash Used in Financing Activities	(20,163)	(18,523)
Effect of exchange rate changes on cash and cash equivalents	44	38
Net Increase in Cash and Cash Equivalents	12,483	11,994
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,458	24,481
Cash, Cash Equivalents and Restricted Cash, End of Period	$62,941	$36,475

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands, unaudited)

	For the Nine Months Ended April 30,
	2026	2025
Supplemental disclosures:
Restricted Cash included in prepaid expenses and other assets:
Beginning balance	$—	$1,000
Converted to unrestricted cash	$—	$(885)
Final settlement of acquisition of Ultra Pet	$—	$(115)
Ending balance	$—	$—
Other cash flows:
Interest payments, net of amounts capitalized	$1,152	$1,172
Income tax payments, net of refunds	$7,635	$9,588
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(2,323)	$(2,253)
Change in capital expenditures in accrued expenses	$(1,014)	$(4,620)
Cash dividends declared and accrued	$2,750	$2,105

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

The unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the statements contained herein. Operating results for the three and nine months ended April 30, 2026, are not necessarily an indication of the results that may be expected for the fiscal year ending July 31, 2026.
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

Trade Receivables. We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk, and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken by our customers. Accounts receivable was $75.8 million, $69.4 million, and $62.2 million as of April 30, 2026, July 31, 2025, and July 31, 2024, respectively.

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
The composition of property, plant and equipment is as follows (in thousands):

	April 30, 2026	July 31, 2025
Gross property, plant and equipment	$366,934	$356,079
Accumulated depreciation and amortization	(216,135)	(206,375)
Total Property, Plant and Equipment, Net	$150,799	$149,704

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

We have an unconditional right to consideration under the payment terms specified in the contracts upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability for these advance payments of $0.6 million as of April 30, 2026 and $0.3 million as of July 31, 2025. This liability is reported in Other within Accrued Expenses on the unaudited Condensed Consolidated Balance Sheet. There was $0.3 million revenue recognized during the nine months ended April 30, 2026, that was included in the liability for advance payments at the beginning of the period.

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

Other Current and Noncurrent Liabilities. Other liabilities include the accruals for general expenses not yet paid, cash collected not yet vouchered, legal reserves, postretirement health benefit obligations, and reclamation liability accrual. Current liabilities are due to be paid within the next 12 months. Other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheet include $6.1 million and $5.9 million for the reclamation liability as of April 30, 2026, and July 31, 2025, respectively, and $1.7 million and $1.6 million for the postretirement health benefit as of April 30, 2026 and July 31, 2025, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. We plan to adopt this amendment as of July 31, 2026. We do not expect the amendment to have a material impact on the Company's consolidated financial statement disclosures.

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

In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. We do not expect the amendment to have a material impact on the Company's consolidated financial statement disclosures, however we will continue to assess through the adoption period.

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

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" ("ASU 2025-10"). This amendment establishes authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. Given the nature of our existing government-related arrangements, we do not expect the amendment to have a material impact on the Company's consolidated financial statement disclosures, however we will continue to assess through the adoption period.
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
Below is a reconciliation of the calculation of basic and diluted EPS.

	For the Nine Months Ended April 30, 2026			For the Nine Months Ended April 30, 2025
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$42,551	$32,501	$10,050	$40,941	$31,201	$9,740
Distributed and undistributed earnings on restricted shares	$(1,820)	$(1,334)	$(486)	$(1,940)	$(1,285)	$(655)
Income available to stockholders	$40,731	$31,167	$9,564	$39,001	$29,916	$9,085

Net Income (Numerator)		$31,167	$9,564		$29,916	$9,085
Weighted Average Shares Outstanding (Denominator)		9,884	4,035		9,882	3,991
Basic EPS		$3.15	$2.37		$3.03	$2.28

Effect of dilution - Net Income (1)		$9,564	$—		$9,085	$—
Net income assuming dilution (Numerator)		$40,731	$9,564		$39,001	$9,085

Effect of dilution - Shares (1)		4,035	—		3,991	—
Shares assuming dilution (Denominator)		13,919	4,035		13,873	3,991
Diluted EPS		$2.93	$2.37		$2.81	$2.28
(1) The impact of 281,219 unvested shares of Common Stock and 135,090 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the nine months ended April 30, 2026. The impact of 259,469 unvested shares of Common Stock and 124,187 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the nine months ended April 30, 2025.

	For the Three Months Ended April 30, 2026			For the Three Months Ended April 30, 2025
	(in thousands, except for per share data)			(in thousands, except for per share data)
	Total	Common	Class B	Total	Common	Class B
Net income	$14,526	$11,097	$3,429	$11,644	$8,884	$2,760
Distributed and undistributed earnings on restricted shares	(623)	(472)	(151)	(540)	(367)	(173)
Income available to stockholders	$13,903	$10,625	$3,278	$11,104	$8,517	$2,587

Net Income (Numerator)		$10,625	$3,278		$8,517	$2,587
Weighted Average Shares Outstanding (Denominator)		9,848	4,048		9,907	4,002
Basic EPS		$1.08	$0.81		$0.86	$0.65

Effect of dilution - Net Income (1)		$3,278	$—		$2,587	$—
Net income assuming dilution (Numerator)		$13,903	$3,278		$11,104	$2,587

Effect of dilution - Shares (1)		4,048	—		4,002	—
Shares assuming dilution (Denominator)		13,896	4,048		13,909	4,002
Diluted EPS		$1.00	$0.81		$0.80	$0.65
(1) The impact of 267,018 unvested shares of Common Stock and 125,345 unvested shares of Class B Stock were anti-dilutive therefore not included in the calculation of diluted EPS for the three months ended April 30, 2026. The impact of 268,920 unvested shares of Common Stock and 132,528 unvested shares of Class B Stock were anti-dilutive, and therefore not included in the calculation of diluted EPS for the three months ended April 30, 2025.

3. INVENTORIES

The composition of inventories is as follows (in thousands):

	April 30, 2026	July 31, 2025
Finished goods	$29,970	$29,401
Packaging	7,985	8,114
Spare parts	6,679	6,822
Other	7,786	7,257
Total Inventories	$52,420	$51,594

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor, and other overhead costs. The Company maintains reserves against inventory to reduce the carrying value to the expected net realizable value. These reserves are based upon a combination of factors including historical issues and market trends. Inventory reserves were $3.8 million as of April 30, 2026 and $3.7 million as of July 31, 2025.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheet. We had $46.2 million in cash equivalents as of April 30, 2026, and $35.3 million in cash equivalents as of July 31, 2025.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values as of April 30, 2026, and July 31, 2025, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was $40.7 million and $40.3 million as of April 30, 2026, and July 31, 2025, respectively. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements for further information about such debt.

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

There have been no triggering events in fiscal years 2026 or 2025 that would indicate a new impairment analysis is needed.

6. ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	April 30, 2026	July 31, 2025
Salaries, Wages, Commissions and Employee Benefits	$14,933	$20,532
Payables	12,962	13,036
Trade Promotions and Advertising	2,976	3,105
Freight	2,961	2,700
Taxes	1,687	2,249
Georgia Landfill Modification Reserve	149	819
Other	2,718	2,423
	$38,386	$44,864

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

8. DEBT

We are party to an Amended and Restated Note Purchase and Private Shelf Agreement (as amended, the "Note Agreement") with PGIM, Inc. ("Prudential") and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $5 million aggregate principal amount remained outstanding as of April 30, 2026, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of April 30, 2026, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of April 30, 2026. The Note Agreement also provides us with the ability to request, from time to time until September 21, 2026, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

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

As of April 30, 2026, and July 31, 2025, we were in compliance with the restrictive covenants under the Credit Agreement. There were no new borrowings during the third quarter of fiscal year 2026. As of April 30, 2026, we do not have any outstanding borrowings under the Credit Agreement. We had $3.0 million of letters of credit outstanding under the Credit Agreement as of both April 30, 2026, and July 31, 2025.

The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted Secured Overnight Financing ("SOFR")-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of April 30, 2026, the variable rates would have been 6.75% for the BMO prime-based rate or 5.06% for the adjusted SOFR-based rate.

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

We have no material finance leases, and variable costs for operating leases are immaterial for the nine months ended April 30, 2026. Operating lease costs are included in Cost of Goods Sold or SG&A expenses in the unaudited Condensed Consolidated Statements of Operations based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2026	2025	2026	2025
Operating lease cost	$1,249	$1,337	$3,709	$4,076
Short-term operating lease cost	$446	$318	$1,240	$1,025

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,089	$1,137	$3,214	$3,423
Right-of-use assets obtained in exchange for new operating lease liabilities	$52	$—	$2,433	$—

Operating lease ROU assets and operating lease liabilities are separately presented on the unaudited Condensed Consolidated Balance Sheet, excluding leases with an initial term of twelve months or less. Other supplemental balance sheet information related to leases was as follows:

	April 30, 2026	July 31, 2025
Weighted-average remaining lease term - operating leases	4.6 years	4.8 years
Weighted-average discount rate - operating leases	5.18%	5.12%

Lease liability maturities as of April 30, 2026 are as follows (in thousands):

Fiscal year 2026 (remaining three months)	$1,210
Fiscal year 2027	4,331
Fiscal year 2028	3,506
Fiscal year 2029	2,915
Fiscal year 2030	1,661
Thereafter	2,544
Total	16,167
Less: imputed interest	(1,685)
Net lease obligation	$14,482

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Nine Months Ended April 30,
Product	2026	2025	2026	2025
Cat Litter	$—	$—	$198,895	$190,656
Industrial and Sports	—	—	35,553	35,195
Agricultural and Horticultural	36,615	32,396	—	—
Fluids Purification	77,180	82,384	—	—
Animal Health & Nutrition	16,309	19,729	—	—
Net Sales	$130,104	$134,509	$234,448	$225,851

	Business to Business Products Group		Retail and Wholesale Products Group
	For the Three Months Ended April 30,
Product	2026	2025	2026	2025
Cat Litter	$—	$—	$69,219	$59,743
Industrial and Sports	—	—	13,269	13,080
Agricultural and Horticultural	12,442	11,639	—	—
Fluids Purification	25,040	25,269	—	—
Animal Health & Nutrition	6,359	5,770	—	—
Net Sales	$43,841	$42,678	$82,488	$72,823

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

	For the Nine Months Ended April 30, 2026
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$130,104	$234,448	$364,552
Cost of Goods Sold	(79,334)	(183,693)	(263,027)
Gross Profit	50,770	50,755	101,525
Compensation & Consultant	(7,350)	(6,364)	(13,714)
Advertising	(736)	(4,263)	(4,999)
Other Operating Expenses	(4,292)	(5,658)	(9,950)
Operating Income	38,392	34,470	72,862
Corporate Expenses			(23,122)
Income from Operations			49,740
Total Other Income, Net			1,659
Income Before Income Taxes			51,399
Income Tax Expense			(8,848)
Net Income			$42,551

	For the Nine Months Ended April 30, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$134,509	$225,851	$360,360
Cost of Goods Sold	(77,672)	(174,438)	(252,110)
Gross Profit	56,837	51,413	108,250
Compensation & Consultant	(6,615)	(6,358)	(12,973)
Advertising	(886)	(4,602)	(5,488)
Other Operating Expenses	(4,522)	(6,039)	(10,561)
Operating Income	44,814	34,414	79,228
Corporate Expenses			(26,652)
Income from Operations			52,576
Total Other Expense, Net			(1,866)
Income Before Income Taxes			50,710
Income Tax Expense			(9,769)
Net Income			$40,941

	For the Three Months Ended April 30, 2026
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$43,841	$82,488	$126,329
Cost of Goods Sold	(26,694)	(65,907)	(92,601)
Gross Profit	17,147	16,581	33,728
Compensation & Consultant	(2,521)	(2,087)	(4,608)
Advertising	(169)	(1,554)	(1,723)
Other Operating Expenses	(1,498)	(1,641)	(3,139)
Operating Income	12,959	11,299	24,258
Corporate Expenses			(7,165)
Income from Operations			17,093
Total Other Income, Net			818
Income Before Income Taxes			17,911
Income Tax Expense			(3,385)
Net Income			$14,526

	For the Three Months Ended April 30, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$42,678	$72,823	$115,501
Cost of Goods Sold	(25,141)	(57,338)	(82,479)
Gross Profit	17,537	15,485	33,022
Compensation & Consultant	(2,263)	(2,181)	(4,444)
Advertising	(266)	(1,772)	(2,038)
Other Operating Expenses	(1,626)	(1,823)	(3,449)
Operating Income	13,382	9,709	23,091
Corporate Expenses			(9,187)
Income from Operations			13,904
Total Other Income, Net			344
Income Before Income Taxes			14,248
Income Tax Expense			(2,604)
Net Income			$11,644

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

	Assets
	April 30, 2026	July 31, 2025
	(in thousands)
Business to Business Products Group	$100,249	$104,857
Retail and Wholesale Products Group	214,016	200,644
Unallocated Assets	94,525	86,176
Total Assets	$408,790	$391,677

11. STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of April 30, 2026, there were 1,074,344 shares of Common Stock or Class B Stock available for future grants under this plan.

Restricted Stock

All of our non-vested restricted stock as of April 30, 2026 was issued under the 2006 Plan with vesting periods generally between one and five years. We determined the fair value of restricted shares as of the grant date. We recognize the related compensation expense over the period from the date of grant to the date the shares vest.

There were 73,400 and 135,850 restricted shares of Common Stock granted during the nine months ended April 30, 2026, and 2025, respectively. There were no restricted shares of Class B Stock granted during the nine months ended April 30, 2026, and 2025. Stock-based compensation expense was $1.0 million for the three months ended April 30, 2026, and 2025, and was $3.1 million and $2.9 million for the nine months ended April 30, 2026, and 2025, respectively.

A summary of restricted stock transactions is shown below:

	Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock outstanding at July 31, 2025	728	$28.52
Granted	73	$58.18
Vested	(208)	$21.42
Forfeitures	(4)	$36.82
Non-vested restricted stock outstanding at April 30, 2026	589	$34.66

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component as of April 30, 2026 (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 31, 2025	$1,205	$(236)	$969
Other comprehensive income before reclassifications, net of tax	—	71	71
Amounts reclassified from accumulated other comprehensive income, net of tax	(64)	—	(64)
Net current-period other comprehensive (loss) income, net of tax	(64)	71	7
Balance as of April 30, 2026	$1,141	$(165)	$976

13. RELATED PARTY TRANSACTIONS
One member of our Board is currently the President and Chief Executive Officer of one of our vendors. Total payments to this vendor for fees and cost reimbursements were $0.1 million and $0.5 million for the three months ended April 30, 2026 and April 30, 2025, respectively, and $0.8 million and $1.0 million for the first nine months of fiscal years 2026, and 2025, respectively. There were no outstanding accounts payable due to that vendor as of either April 30, 2026, or July 31, 2025.

One member of our Board retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019, and was party to a post-employment consulting agreement with the customer until September 30, 2025. Total sales to that customer, including sales to its subsidiaries, were $0.1 million for both the three months ended April 30, 2026, and April 30, 2025, and $0.2 million and $0.3 million for the first nine months of fiscal years 2026 and 2025, respectively. There were no outstanding amounts due from that customer as of either April 30, 2026, or July 31, 2025.

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

RECENT EVENTS AFFECTING THE COMPANY
Over a period of several days in January 2026, the southern and eastern United States was impacted by a significant weather event known as "Winter Storm Fern" that resulted in snow, freezing rain, and ice causing widespread damage and power outages (“Weather Event”). During this time, due to safety concerns and interruptions that we experienced to power, natural gas, and water, we temporarily shut down operations of our facilities in the affected regions, which resulted in reduced production. Our supply chain was also impacted, causing significant delays in delivery of materials and services necessary to resume production. These shutdowns and delays resulted in decreased fixed cost absorption and an increase of backlog in the second quarter of fiscal year 2026. All operations have since resumed normal activity and the backlog has decreased by $2.2 million at the end of the third quarter when compared to the prior quarter. We define backlog as purchase orders that we have received from customers and that we have accepted, but that have not shipped by the customers’ requested ship dates.

While ongoing geopolitical tensions and conflict in the Middle East have contributed to broader market volatility, these conditions did not have a direct, material impact on our results for the current quarter. However, continued uncertainty in the region may lead to increased input and transportation costs in future periods. The Company continues to closely monitor developments and assess potential impacts on operations and costs.

NINE MONTHS ENDED APRIL 30, 2026 COMPARED TO
NINE MONTHS ENDED APRIL 30, 2025

CONSOLIDATED RESULTS

	For the Nine Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Consolidated Results
Net Sales	$364,552	$360,360	$4,192	1%
Gross Profit	$101,525	$108,250	$(6,725)	(6)%
SG&A	$(51,785)	$(55,674)	$3,889	(7)%
Income from Operations	$49,740	$52,576	$(2,836)	(5)%
Net income	$42,551	$40,941	$1,610	4%
Business to Business
Net Sales	$130,104	$134,509	$(4,405)	(3)%
Operating Income	$38,392	$44,814	$(6,422)	(14)%
Retail & Wholesale
Net Sales	$234,448	$225,851	$8,597	4%
Operating Income	$34,470	$34,414	$56	—%

Consolidated net sales for the nine months ended April 30, 2026 were $364.6 million, representing a 1% increase compared to net sales of $360.4 million for the nine months ended April 30, 2025. The increase was driven primarily by higher volumes of cat litter and agricultural and horticultural products, when compared to the same period in fiscal year 2025. Further details of the drivers are discussed below in the segment analysis.

Consolidated gross profit in the nine months ended April 30, 2026 was $101.5 million, a decrease of $6.7 million, or 6%, from gross profit of $108.3 million in the nine months ended April 30, 2025. Gross margin (defined as gross profit as a percentage of net sales) in the nine months ended April 30, 2026 decreased to 27.8% from 30.0% in the nine months ended April 30, 2025, driven primarily by higher per ton costs. For the nine months ended April 30, 2026, the overall domestic per ton cost of goods sold increased 4% compared to the same period of fiscal year 2025. The increase was primarily driven by higher per ton manufacturing costs which increased 8% when compared to nine months ended April 30, 2025. Labor was the largest contributor to this increase, along with higher costs for repairs, depreciation, purchased materials, and natural gas. These increases were slightly offset by a 3% decrease in per ton transportation costs, and 1% decrease in per ton packaging costs for the nine months ended April 30, 2026, when compared to the nine months ended April 30, 2025.

Total SG&A expenses of $51.8 million for the nine months ended April 30, 2026 were $3.9 million, or 7%, lower compared to $55.7 million for the nine months ended April 30, 2025. The decrease was driven by a $3.5 million reduction in corporate unallocated expenses, primarily as a result of a lower incentive bonus accrual and lower corporate human resource costs. The additional $0.4 million decrease in SG&A expenses at the operating segments level is discussed below.

Total other income, net was $1.7 million for the nine months ended April 30, 2026, roughly a $3.5 million gain compared to total other expenses, net of $1.9 million in the same period of fiscal year 2025. This gain was driven by a number of items including, $0.9 million due to a reduction in the estimated landfill modification costs recognized in fiscal year 2026 compared to an increase in the estimated cost recognized during the nine months ended April 30, 2025 and $0.8 million due to foreign exchange gains. The gain was also in part driven by the positive outcome of a confidential legal settlement in the matter of Oil-Dri Corporation of America vs. Entera Animal Health, et al.

Tax expense was $8.8 million for the nine months ended April 30, 2026 compared to $9.8 million for the nine months ended April 30, 2025, mainly due to the impact of discrete items. We used an effective tax rate of 17% for the nine months ended April 30, 2026 compared to a 19% effective tax rate in the same period of fiscal year 2025. We adjust our effective tax rate based on expected annual taxable income and our assessment of various tax adjustments, including depletion and discrete items.

Our unaudited Condensed Consolidated Balance Sheet as of April 30, 2026 and our unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2026 show a $12.5 million increase in total cash and cash equivalents from fiscal year-end 2025. The increase was driven primarily by positive cash flow from operations, partially offset by investing and financing activities. Refer to the "Liquidity and Capital Resources" section below for more details.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Nine Months Ended April 30,
Business to Business Products Group	2026	2025	$ Change	% Change
Agricultural and Horticultural	$36,615	$32,396	$4,219	13%
Fluids Purification	77,180	82,384	(5,204)	(6)%
Animal Health & Nutrition	16,309	19,729	(3,420)	(17)%
Net Sales	$130,104	$134,509	$(4,405)	(3)%
Cost of Goods Sold	$(79,334)	$(77,672)	$(1,662)	2%
Gross Profit	$50,770	$56,837	$(6,067)	(11)%
SG&A	$(12,378)	$(12,023)	$(355)	3%
Operating Income	$38,392	$44,814	$(6,422)	(14)%

Net sales of the Business to Business Products Group for the nine months ended April 30, 2026 decreased $4.4 million, or 3%, compared to the nine months ended April 30, 2025, driven primarily by a reduction in sales of our fluids purification and animal health products, partially offset by an increase in sales of our agricultural and horticultural products. Net sales of our fluids purification products for the nine months ended April 30, 2026 decreased $5.2 million, or 6%, compared to the nine months ended April 30, 2025. This decrease was due to lower volumes, primarily of our products used in renewable diesel filtration, which were significantly higher in fiscal year 2025 when several new customers began operations in new plants. Net sales of our animal health & nutrition products for the nine months ended April 30, 2026 decreased $3.4 million, or 17%, compared to the nine months ended April 30, 2025, due to lower volume primarily driven by a temporary loss of a key customer at one of our distributors. Net sales of our agricultural and horticultural products for the nine months ended April 30, 2026 increased $4.2 million, or 13%, compared to the nine months ended April 30, 2025, due to a combination of favorable mix and higher volume.

Gross profit decreased 11% in the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. This decrease was mainly due to lower sales resulting in unfavorable fixed cost absorption and higher per ton manufacturing costs. For the nine months ended April 30, 2026, the overall Business to Business domestic per ton cost of goods sold increased 5% compared to the same period of fiscal year 2025. The increase was primarily driven by higher per ton manufacturing costs, including materials, which increased 9% when compared to nine months ended April 30, 2025. Per ton transportation and packaging costs remained flat for the nine months ended April 30, 2026, when compared to the nine months ended April 30, 2025. SG&A expenses increased by $0.4 million, or 3%, for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025, primarily driven by higher compensation costs.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Nine Months Ended April 30,
Retail and Wholesale Products Group	2026	2025	$ Change	% Change
Cat Litter	$198,895	$190,656	$8,239	4%
Industrial and Sports	35,553	35,195	358	1%
Net Sales	$234,448	$225,851	$8,597	4%
Cost of Goods Sold	$(183,693)	$(174,438)	$(9,255)	5%
Gross Profit	$50,755	$51,413	$(658)	(1)%
SG&A	$(16,285)	$(16,999)	$714	(4)%
Operating Income	$34,470	$34,414	$56	—%

Net sales of the Retail and Wholesale Products Group for the nine months ended April 30, 2026 increased $8.6 million, or 4%, compared to the nine months ended April 30, 2025, mainly due to an increase in cat litter sales. Net sales of co-packaged cat litter products increased 43% in the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. This increase was driven primarily by higher volumes as we expanded our co-packaged offerings to include lightweight cat litter. Domestic cat litter net sales, excluding co-packaged cat litter, were $170.2 million for the nine months ended April 30, 2026, an increase of $1.9 million, or 1%, when compared to the nine months ended April 30, 2025, mainly driven by higher volumes of crystal cat litter products. Net sales of our domestic industrial and sports products were $33.8 million for the nine months ended April 30, 2026, an increase of $0.6 million, or 2%, when compared to the nine months ended April 30, 2025, mainly driven by higher prices to offset elevated costs including higher transportation costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, increased $0.2 million, or 2%, for the nine months ended April 30, 2026, when compared to the nine months ended April 30, 2025.

Gross profit decreased 1% in the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025. This decrease was mainly due to higher per ton manufacturing costs. For the nine months ended April 30, 2026, the overall Retail and Wholesale domestic per ton cost of goods sold increased 4% compared to the same period of fiscal year 2025. The increase was primarily driven by higher per ton manufacturing costs, including materials, which increased 8% when compared to nine months ended April 30, 2025. This increase was partially offset by a 5% reduction in per ton transportation and 2% reduction in per ton packaging costs. SG&A expenses decreased $0.7 million, or 4%, during the nine months ended April 30, 2026, compared to the nine months ended April 30, 2025, primarily due to timing of advertising spend.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom ("UK"), Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries for the nine months ended April 30, 2026 were $14.6 million, a decrease of $0.3 million compared to net sales of $14.9 million in the same period ended April 30, 2025, driven primarily by a decrease in sales volume in Mexico. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales for both the nine months ended April 30, 2026, and April 30, 2025.

Our foreign subsidiaries reported net income of $0.3 million for the nine months ended April 30, 2026, compared to net loss of $0.1 million in the nine months ended April 30, 2025. The increase in net income was primarily driven by the preliminary foreign VAT assessment recognized in fiscal year 2025.

Identifiable assets of our foreign subsidiaries as of April 30, 2026 were $10.3 million, compared to $9.0 million as of July 31, 2025.

THREE MONTHS ENDED APRIL 30, 2026 COMPARED TO
THREE MONTHS ENDED APRIL 30, 2025

CONSOLIDATED RESULTS

	For the Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Consolidated Results
Net Sales	$126,329	$115,501	$10,828	9%
Gross Profit	$33,728	$33,022	$706	2%
SG&A	$(16,635)	$(19,118)	$2,483	(13)%
Income from Operations	$17,093	$13,904	$3,189	23%
Net income	$14,526	$11,644	$2,882	25%
Business to Business
Net Sales	$43,841	$42,678	$1,163	3%
Operating Income	$12,959	$13,382	$(423)	(3)%
Retail & Wholesale
Net Sales	$82,488	$72,823	$9,665	13%
Operating Income	$11,299	$9,709	$1,590	16%

Consolidated net sales for the third quarter of fiscal year 2026 were $126.3 million, a 9% increase compared to net sales of $115.5 million for the third quarter of fiscal year 2025, primarily driven by higher volume of cat litter within our Retail and Wholesale operating segment.

Consolidated gross profit for the third quarter of fiscal year 2026 was $33.7 million, an increase of 2% when compared to $33.0 million for the third quarter of fiscal year 2025, mainly due to higher net sales. Our gross margin (defined as gross profit as a percentage of net sales) decreased to 26.7% from 28.6% in the third quarter of fiscal year 2026 compared to the third quarter of fiscal year 2025. This decrease was mainly driven by higher per ton costs of goods sold. Domestic per ton cost of goods sold increased 6%, due to a 9% increase in per ton manufacturing costs when compared to the same period in fiscal year 2025. The largest driver of this increase was purchased materials, along with higher repair, natural gas and labor costs. There was also a 3% increase in per ton packaging, and 1% higher transportation costs. These increases were also partially driven by additional costs incurred during recovery from the Weather Event.

Total SG&A expenses of $16.6 million for the third quarter of fiscal year 2026 decreased by $2.5 million, or 13%, compared to $19.1 million for the same period of fiscal year 2025. This decrease was primarily due to unallocated corporate expenses which decreased $2.0 million, or 22%, compared to the same period in fiscal year 2025, primarily as a result of a lower corporate bonus accrual. SG&A expenses at the operating segments level also decreased and are discussed below in the discussion of our segments' operating income.

Total net other income was $0.8 million for the third quarter of fiscal year 2026, compared to $0.3 million for the third quarter of fiscal year 2025.

Tax expense was $3.4 million for the third quarter of fiscal year 2026 compared to $2.6 million for the third quarter of fiscal year 2025, mainly due to higher pre-tax income. We used an effective tax rate of 19% in the third quarter of fiscal year 2026, compared to an 18% effective tax rate in the third quarter of fiscal year 2025. We adjust our effective tax rate quarterly based on expected annual taxable income and our assessment of various tax adjustments, including depletion and discrete items.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Three Months Ended April 30,
Business to Business Products Group	2026	2025	$ Change	% Change
Agricultural and Horticultural	$12,442	$11,639	$803	7%
Fluids Purification	25,040	25,269	(229)	(1)%
Animal Health & Nutrition	6,359	5,770	589	10%
Net Sales	$43,841	$42,678	$1,163	3%
Cost of Goods Sold	$(26,694)	$(25,141)	$(1,553)	6%
Gross Profit	$17,147	$17,537	$(390)	(2)%
SG&A	$(4,188)	$(4,155)	$(33)	1%
Operating Income	$12,959	$13,382	$(423)	(3)%

Net sales of the Business to Business Products Group increased $1.2 million, or 3%, in the third quarter of fiscal year 2026, compared to the same period in 2025, driven primarily by agricultural and horticultural and animal health sales, offset partially by a slight decrease in fluids purification sales. Net sales of our agricultural and horticultural products in the third quarter of fiscal year 2026 increased $0.8 million, or 7%, compared to the third quarter of fiscal year 2025, due to higher volume from increased demand by new and existing customers. Net sales of our animal health and nutrition products in the third quarter of fiscal year 2026 increased $0.6 million, or 10%, compared to the third quarter of fiscal year 2025, driven by higher volumes due to increased demand, including new end-users and partial recovery of sales from a previously lost customer at one of our distributors. Net sales of our fluids purification products in the third quarter decreased $0.2 million, or 1%, compared to the third quarter of fiscal year 2025.

Gross profit for the Business to Business Products Group decreased 2% in the third quarter of fiscal year 2026, compared to the same period in 2025, mainly driven by higher manufacturing costs. Domestic per ton manufacturing costs for Business to Business products increased 8%. This was partially offset by lower per ton packaging cost, which decreased 4%. Per ton freight cost in the third quarter remained flat compared to the same period in fiscal 2025. Total SG&A expenses for the Business to Business Products Group in the third quarter of fiscal year 2026 remained flat compared to the same period of fiscal year 2025.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Three Months Ended April 30,
Retail and Wholesale Products Group	2026	2025	$ Change	% Change
Cat Litter	$69,219	$59,743	$9,476	16%
Industrial and Sports	13,269	13,080	189	1%
Net Sales	$82,488	$72,823	$9,665	13%
Cost of Goods Sold	$(65,907)	$(57,338)	$(8,569)	15%
Gross Profit	$16,581	$15,485	$1,096	7%
SG&A	$(5,282)	$(5,776)	$494	(9)%
Operating Income	$11,299	$9,709	$1,590	16%

Net sales of the Retail and Wholesale Products Group increased $9.7 million, or 13%, in the third quarter of fiscal year 2026, compared to the same period in 2025, primarily due to cat litter sales. Domestic cat litter net sales, excluding sales of co-packaged cat litter, were $57.9 million for the third quarter of fiscal year 2026, an increase of $5.2 million when compared to the third quarter of fiscal year 2025. This was primarily driven by higher volume, including sales shifted into the third quarter due to delays caused by the Weather Event. Net sales of co-packaged cat litter products increased 94% compared to the third quarter of fiscal year 2025, due to higher volumes as we expanded our co-packaged offerings to include lightweight cat litter. Net sales of our domestic industrial and sports products in the third quarter of fiscal year 2026 were $12.7 million, an increase of $0.3 million, or 3%, when compared to the third quarter of fiscal year 2025, mainly driven by the higher pricing to offset elevated costs including higher transportation costs. Net sales by our subsidiary in Canada, which include both our cat litter and industrial products, in the third quarter of fiscal year 2026, increased $0.1 million, or 2%, compared to the same period in 2025.

Gross profit increased 7% in the third quarter of fiscal year 2026, compared to the same period in 2025. This increase is primarily due to higher net sales which offset the impact of higher per ton cost of goods sold. Domestic per-ton manufacturing costs, including materials, increased by 9%. Per ton transportation and packaging costs increased 4% and 2%, respectively. SG&A expenses for the Retail and Wholesale Products Group decreased by $0.5 million, or 9%, during the third quarter of fiscal year 2026, compared to the same period in fiscal year 2025, primarily due to timing of advertising spend.

FOREIGN OPERATIONS

Foreign operations include our subsidiaries in Canada and the Netherlands, which are reported in the Retail and Wholesale Products Group, and our subsidiaries in the UK, Mexico, China and Indonesia, which are reported in the Business to Business Products Group. Net sales by our foreign subsidiaries during the third quarter of fiscal year 2026 were $4.7 million, a decrease of $0.1 million compared to net sales of $4.8 million during the same period of fiscal year 2025. This decrease was driven primarily by a $0.2 million decrease in net sales in Mexico, partially offset by a $0.1 million increase in net sales in Canada. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales during the third quarter of both fiscal years 2026 and 2025.

Our foreign subsidiaries reported net income of $0.1 million for the third quarter of fiscal year 2026 as compared to $0.2 million in the third quarter of fiscal year 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions, and funding our debt service requirements. During the nine months ended April 30, 2026, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Credit Agreement and Series B, C and D Senior Notes issued under the Note Agreement. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information relating to our existing borrowings.

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

Cash and cash equivalents totaled $62.9 million and $36.5 million as of April 30, 2026, and 2025, respectively. The following table sets forth certain elements of our unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$53,208	$54,988
Net cash used in investing activities	(20,606)	(24,509)
Net cash used in financing activities	(20,163)	(18,523)
Effect of exchange rate changes on cash and cash equivalents	44	38
Net increase in cash and cash equivalents	$12,483	$11,994

Net cash provided by operating activities

In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flows for the nine months ended April 30, 2026, were as follows:

Accounts receivable, net of allowances increased by $6.2 million in the nine months ended April 30, 2026. The increase in accounts receivable was driven primarily by net sales and timing of collections.

Inventory increased by $0.8 million in the nine months ended April 30, 2026, mainly due to the building of finished goods inventory and purchases of other additives to meet anticipated demand.

Excluding the impact of payments related to capital expenditures, accounts payable decreased by $0.6 million in the nine months ended April 30, 2026. The decrease was mainly due to the timing of payments, cost of goods and services we purchase, production volume levels and vendor payment terms. In the nine months ended April 30, 2026, there was a $2.3 million decrease in accounts payable related to capital expenditures recognized as cash used in investing activities as compared to the nine months ended April 30, 2025.

Excluding the impact of payments made related to capital expenditures, accrued expenses decreased $5.5 million in the nine months ended April 30, 2026. The decrease was mainly due to the payout of annual bonuses and other miscellaneous expenses which fluctuate due to timing of payments, changes in the cost of goods and services we purchase, production volume levels, and vendor payment terms, including freight. In the nine months ended April 30, 2026, there was a $1.0 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the nine months ended April 30, 2025.

Net cash used in investing activities

Cash used in investing activities totaled $20.6 million in the nine months ended April 30, 2026, primarily driven by capital expenditures. During this period, we continued to invest in expanding our plant equipment and enhance our facilities to improve manufacturing efficiency and support customer demand.

Net cash used in financing activities

Cash used in financing activities of $20.2 million in the nine months ended April 30, 2026 included $12.5 million for stock repurchases and $7.6 million for dividend payments.

Other

Total cash balances held by our foreign subsidiaries were $7.1 million as of April 30, 2026, compared to $4.7 million as of July 31, 2025.

As of April 30, 2026, we had remaining authority to repurchase 172,261 shares of Common Stock and 208,197 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing, number and manner of share repurchases will be determined by our management pursuant to the repurchase plan approved by our Board.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2026, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. The following table summarizes our Common Stock purchases by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
Common Stock
February 1, 2026 to February 28, 2026	1,809	$67.84	—	172,933
March 1, 2026 to March 31, 2026	—	$—	—	172,933
April 1, 2026 to April 30, 2026	672	$74.38	—	172,261

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

3 Includes 1,809 shares and 672 shares of Common Stock which were surrendered by employees to pay taxes related to restricted stock awards during the periods of February 1, 2026 to February 28, 2026 and April 1, 2026 to April 30, 2026, respectively.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	SEC Document Reference

10.1	Second Amendment, effective April 3, 2026, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).	Incorporated by reference to Exhibit 10.1 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026

10.2	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Class A Common Stock.	Incorporated by reference to Exhibit 10.2 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026

10.3	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Common Stock.	Incorporated by reference to Exhibit 10.3 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026

10.4	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Class B Stock.	Incorporated by reference to Exhibit 10.4 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026

10.5	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Restricted Stock Agreement for Common Stock.	Incorporated by reference to Exhibit 10.5 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026

31	Certifications pursuant to Rule 13a–14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

95	Mine Safety Disclosures.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Dated:  June 8, 2026