Form 10-K
period 2026-07-31
Oil-Dri Corp of America
filed 2026-10-08
CIK 74046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended July 31, 2026
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
Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock, par value $0.10 per share ("Common Stock") owned by non-affiliates as of January 31, 2026 was $589,276,172.

As of September 30, 2026, 10,245,493 shares of the registrant's Common Stock and 4,233,940 shares of the registrant's Class B Stock, par value $0.10 per share ("Class B Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission (“SEC”) not later than November 28, 2026 (120 days after the fiscal year to which this report relates), are incorporated into Part III of this Annual Report on Form 10-K where indicated.

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

PRINCIPAL PRODUCTS BY OPERATING SEGMENT

Retail and Wholesale Products Group
Cat Litter

    We manufacture clay-based cat litter and supply crystal cat litter products. Both are designed for absorbency and odor control. Our clay-based offerings include scoopable and coarse non-clumping litters. Scoopable litters clump when exposed to moisture, allowing consumers to remove and dispose of only the used portion. These products are further differentiated into lightweight and heavyweight varieties, with lightweight scoopable litters providing strong performance along with the added convenience of easier carrying and pouring. Our crystal cat litter is made from synthetic silica-gel granules and, like lightweight clay-based litter, offers a lightweight format with superior odor control. Our crystal litter is 99.9% dust-free and provides long-lasting performance with minimal maintenance. We sell our cat litter products domestically and internationally through e-commerce platforms and brick-and-mortar retail stores.

Branded products. Our scoopable and non-clumping clay-based litters are sold under our Cat’s Pride and Jonny Cat brand names. Our Cat's Pride litters created the lightweight segment of the scoopable litter market. Our Cat’s Pride Antibacterial Clumping Litter was the first and is the only Environmental Protection Agency (“EPA”) approved antibacterial cat litter in the United States. In addition, we offer our non-clumping litter in a pre-packaged, disposable tray under the Cat’s Pride KatKit brand. Our crystal cat litters are sold under our Cat's Pride, Ultra and Litter Pearls brand names. Moreover, we offer litter box liners under the Cat's Pride and Jonny Cat product lines. These products are sold through independent food brokers and by our sales force to major grocery, drug, dollar store, mass-merchandiser, farm & fleet, and pet outlets, as well as through online retailers.

Private label products. We produce private label scoopable and non-clumping clay-based cat litters as well as crystal cat litter.

Co-packaged products. We have long-term supply agreements with A&M Products Manufacturing Company, a subsidiary of The Clorox Company ("Clorox"), under which we manufacture certain branded cat litter products. Under these agreements, we are responsible for manufacturing finished goods of certain Fresh Step cat litter products based on market demand.

Industrial and Automotive

We manufacture and market clay-based, polypropylene and recycled absorbent products used to absorb oil, water, chemicals and other liquids across industrial, automotive, marine, environmental, and residential applications. Our product portfolio includes floor absorbents, spill containment products, pads, rolls, socks, booms and spill kits sold under branded and private-label offerings. These products are distributed through industrial, automotive, safety, janitorial, chemical, and paper distributors as well as through retailers and e-commerce channels in domestic and international markets.

Sports

We manufacture and market Pro's Choice branded and private label sports field products used in the construction, maintenance, and improvement of natural turf athletic fields. Our product offerings include infield conditioners, soil conditioners, packing clays, and drying agents that enhance drainage, field performance, and playability. These products serve professional, collegiate, high school, and municipal sports facilities and are sold through multiple distribution channels.

Business to Business Products Group

Fluids Purification

We produce an array of adsorbent products for bleaching, purification and filtration applications that are used around the world by edible oil processors, as well as by refiners of renewable diesel, jet fuel, including sustainable aviation fuel, and other petroleum-based products. Bleaching clays are used by edible oil processors to adsorb soluble contaminants that promote oxidation problems. Our Pure-Flo and Perform bleaching clays remove impurities, such as trace metals, chlorophyll and color bodies, in various types of edible oils. Perform products provide increased activity for hard-to-bleach oils. Our Select adsorbents are used in a pre-treatment process to remove metals and trace soap in vegetable oil processing. Our Select adsorbents can also be used to pre-treat oil in the processing of biodiesel. Metal-X and Metal-Z are highly efficient adsorbents for the renewable diesel and sustainable aviation fuel markets. Our Ultra-Clear product is used as a purification and filtration medium for jet fuel and other petroleum-based products. These products are sold in the United States and in international markets by our team of technical sales employees, distributors and sales agents.

Agricultural and Horticultural

We manufacture granules and powders that enhance agricultural and horticultural products. Our mineral-based absorbents serve as carriers for biological and chemical active ingredients, drying agents, and growing media. Our brands include: Agsorb, an agricultural and horticultural carrier and drying agent; Verge, an engineered carrier and drying granule; and Flo-Fre, a highly absorbent microgranule designed to improve flowability.

Agsorb and Verge carriers support lawn and garden and row crop products that serve as alternatives to liquid sprays. Their mineral granules absorb active ingredients and deliver them directly into or onto the soil, enabling more targeted application. Verge carriers are spherical, uniformly sized granules with very low dust. Agsorb drying agents are blended into fertilizer-pesticide formulations to absorb moisture and improve flowability. Flo-Fre microgranules are used by grain processors and other bulk handlers to absorb excess moisture and prevent caking. These products are sold primarily in the United States through our technical sales force.

Animal Health and Nutrition

We produce, or use contract processors to produce, Amlan brand name and private label products that support good health and productivity of species in livestock industries. For example, our products, including our Calibrin, Varium and

NeoPrime products in our international markets, and Sorbiam, Ambio P and Ambio S products sold to customers in North America, provide a number of solutions for swine, poultry and dairy cattle livestock production. In addition, our MD-09 moisture manager product is a feed additive for the reduction of wet droppings in poultry and our Pel-Unite and Pel-Unite Plus products are specialized animal feed pellet binders.

Our animal health and nutrition products are sold both directly and through a network of distributors to livestock producers, feed mill operators, nutritionists and veterinarians in the United States, Latin America, Mexico, Asia and Africa. The sales force for our subsidiaries located in China, Mexico and Indonesia also sell these products, as further described in Foreign Operations below.

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

Our wholly-owned subsidiary, MBA Pet BV, located in the Netherlands, which was acquired on May 1, 2024 as part of the acquisition of Ultra Pet Company, Inc. ("Ultra Pet"), is a distributor of silica gel-based cat litter to the Europe region.

Our wholly-owned subsidiary, Oil-Dri (U.K.) Limited, located in the United Kingdom, is a manufacturer, distributor and marketer of bleaching earth, industrial floor absorbents and cat litter. These products are marketed in the United Kingdom and Western Europe. Oil-Dri (U.K.) Limited also sells synthetic polypropylene sorbent materials and plastic containment products.

Our wholly-owned subsidiaries, Amlan Trading (Shenzhen) Company, Ltd., located in China, and PT Amlan Perdagangan Internasional, located in Indonesia, are dedicated to our animal health business.

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

CUSTOMERS

Walmart Inc. (“Walmart”) is a customer in our Retail and Wholesale Products Group with whom we have a long-term relationship. Sales to Walmart and its affiliates accounted for approximately 18% and 19% of our total net sales for fiscal years 2026 and 2025, respectively. Sales to Walmart are comprised of a variety of products including but not limited to, multiple scoopable, coarse, and crystal cat litter items and accessories. There are no customers in the Business to Business Products Group with sales equal to or greater than 10% of our total sales. The degree of margin contribution of our significant customers in the Business to Business Products Group varies, with certain customers having a greater effect on our operating results. The loss of any customer other than those described in this paragraph would not be expected to have a material adverse effect on our business.

COMPETITION

Product performance, price, brand recognition, customer service, technical support, and distribution resources are the principal methods of competition in our markets and competition historically has been very vigorous. Advertising, promotion, merchandising and packaging also have a significant impact on retail consumer purchasing decisions, which primarily affects our Retail and Wholesale Products Group. Most of the principal competitors for our Retail and Wholesale Products Group have established brands as well as substantially greater financial resources or market presence than we do. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us.

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

There is significant competition to attract cat litter consumers across multi-outlet channels, including grocery, mass-merchandiser, dollar, pet and drug stores, as well as through online retailers. Competition for the scoopable litter market continues to be impacted by new product offerings and increased advertising and promotions by our competitors and by us. We provide our customers with product innovation, a nation-wide distribution network and strong customer service. Our exceptional sales and research and development teams, as well as our being vertically integrated, give us a further advantage over smaller and regional manufacturers. We also continue to expand our customer offerings, as evidenced by our recent entrance into the crystal cat litter market.

We currently have ten principal competitors in our Business to Business Products Group compared to nine reported in the prior year. This is due to a reassessment of principal competitors as a result of a competitor's increased product offerings. Our bleaching clay and fluids purification products are sold in a highly cost competitive global marketplace. The demand for these products has grown in recent years due to the use of our products in the filtration of renewable diesel. Performance is a primary competitive factor for these products. The animal health portion of this segment also operates in a global marketplace with price and performance competition from multi-national and local competitors. Competition for our crop protection products is primarily based on price, but competitor differentiation also exists in the ability to meet customer product specifications and enhancements in engineered granule technologies.

RESEARCH AND DEVELOPMENT

We develop new products and applications and improve existing products at our research and development ("R&D") facilities in Vernon Hills, Illinois, which are comprised of the Nick Jaffee Center for Innovation (the "Innovation Center") and the Richard M. Jaffee Laboratory for Applied Microbiology the "Microbiology Lab"). The Innovation Center includes a pilot plant that simulates the production processes of our customers and our manufacturing plants. The Microbiology Lab is dedicated primarily to the development of our animal health products while also supporting growth of our agriculture and horticulture and cat litter products. Our R&D team has experience in disciplines such as biology, microbiology, chemistry, physics, engineering, mathematics, geological and earth science, material science, geochemistry, physical catalysis, animal nutrition, and the animal sciences. The R&D team collaborates with manufacturing teams at all Oil-Dri plants as well as with our commercial teams. In the past several years, our research efforts and partnerships have resulted in several new sorbent products and processes. The R&D team produces prototype samples and tests new products for customer trial and evaluation across all Oil-Dri businesses. No significant R&D was customer sponsored, and all R&D costs are expensed in the period in which incurred. See Note 1 of the Notes to the Consolidated Financial Statements for further information about R&D expenses.

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

Reserves

We mine our clay on leased or owned land near our manufacturing facilities in Mississippi, Georgia, Illinois and California, and we also have reserves in Nevada and Tennessee. We estimate that our proven mineral reserves as of July 31, 2026, were approximately 98.9 million tons in aggregate and our probable mineral reserves were approximately 129.6 million tons in aggregate, for a total of 228.5 million tons of mineral reserves. Based on our rate of consumption during fiscal year 2026, and without regard to any of our reserves in Nevada or Tennessee, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, we do not believe they have inherent value and only become valuable through the mining and manufacturing methods as further described in Item 2 "Properties".

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves, but we cannot provide assurance that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2026, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

The following schedule summarizes the net book value of land, mining assets and other plant and equipment for each of our manufacturing facilities as of July 31, 2026 (in thousands). Of the mining assets, $0.8 million relates to mineral rights. Mineral rights as of July 31, 2026, were $0.3 million and $0.5 million for our properties in Illinois and California, respectively.

	Land	Mining Assets, Net	Plant and Equipment, Net
Taft, California	$384	$899	$14,137
Ochlocknee, Georgia	$8,183	$4,132	$48,650
Mounds, Illinois	$321	$922	$19,548
Blue Mountain, Mississippi	$1,243	$81	$21,334
Ripley, Mississippi	$1,855	$824	$24,475

Energy

We primarily use natural gas in the processing kilns to dry our clay products. We monitor gas market trends, and we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices.

HUMAN CAPITAL MANAGEMENT

Overview

As part of our efforts to drive continued growth and profitability, we are keenly focused on building an organization that attracts and retains top talent and develops the skills needed to differentiate our business. As of July 31, 2026, we had approximately 927 employees globally, who we refer to as our teammates, including 892 based in the U.S and 35 located internationally. We believe our corporate offices, research and development center and manufacturing facilities are currently adequately staffed, although there is no guarantee that this will always be possible. Approximately 65 of our U.S. teammates and 12 of our Canadian teammates are represented by labor unions under separate collective bargaining agreements. We consider our relations with union-represented teammates to be satisfactory.

Culture

Oil-Dri’s culture and values, along with its teammates, are our most valuable assets. We take pride in fostering a culture grounded in strong moral and ethical standards, honesty, integrity and a passion for excellence. Our approach emphasizes collaboration, communication, transparency, and an open, accessible corporate structure. We expect all teammates to conduct business ethically and fairly using our “WE CARE” values framework.

Oil-Dri's culture and business objectives are based on our “WE CARE” values, which serve as the foundation for how we conduct business and engage with our teammates, customers, vendors and other stakeholders. We reinforce these values through leadership, training, in-person collaboration, and recognition of positive behaviors. They are embedded into our Code of Ethics and Business Conduct, formal policies and procedures, workplace harassment training, governance structure, and teammate recognition process.

What is WE CARE?

WE CARE represents the morals and values that we hold our teammates accountable to.

WE CARE is so important to our culture that each teammate can recite what it stands for. These values are very much alive within our company.

C is such an important letter that we couldn't choose just one word.

C x C x C stands for Communication, Customer Focus, and Continuous Improvement.

WORK/LIFE BALANCE

ETHICS

C x C x C

ACCOUNTABILITY

RESPECT

EXCELLENCE

OIL-DRI

Our Code of Ethics and Business Conduct outlines how we uphold these standards. The first “E” in "WE CARE" represents Ethics. Oil-Dri’s ethical culture is one of our greatest strengths and a key focus of our Board of Directors ("Board") and management team. Our Chief Executive Officer ("CEO") has been asked to speak on this topic at local business schools, including the Kellogg School of Management at Northwestern and Marquette University. Our CEO regularly communicates expectations related to ethics, integrity, and compliance, helping to promote a strong tone at the top across the organization.

We have codified our compliance and ethics requirements through our Code of Ethics and Business Conduct, Human Rights Policy, Supplier Code of Conduct, and Whistleblower Response Policy.

Under the direction of the Vice President of Compliance, the Company’s compliance program ensures adherence to the highest ethical standards, regulatory requirements, and applicable public company obligations, including but not limited to the Foreign Corrupt Practices Act (FCPA), the Company’s Code of Ethics and Business Conduct, and Whistleblower Protection. As part of the focus on addressing potential risks and ensuring a global understanding of the various applicable policies and requirements, we have translated our Code of Ethics and Business Conduct and Supplier Code of Conduct into French, Mandarin and Spanish. Our Board annually attests to Oil-Dri’s Code of Ethics and Business Conduct. The Vice President of Compliance also conducts a thorough third-party due diligence process for new third-parties that includes the use of compliance software and our distributor and agent agreements include a mandatory anti-corruption regulatory compliance section.

Oil-Dri maintains policies and procedures addressing anti-corruption and conflicts of interest, including training and attestation requirements where appropriate. Oil-Dri is committed to whistleblower protection and uses a third-party anonymous hotline available by phone or online, where teammates or third parties worldwide may report concerns anonymously. The Company has procedures to protect whistleblowers' employment status as well as protection from harassment in the workplace. Anti-corruption training emphasizes these protections and is provided within the first few months of hire to new teammates in sales or leadership roles who interact with customers or teammates outside the U.S. Training is repeated annually at our Global Sales Meeting for participating sales teams, leaders and teammates in sales support roles.

As hotline cases are investigated, the Company's Vice President of Compliance works with Human Resources and any other involved teammates to maintain confidentiality and protect whistleblowers. Compliance training emphasizes that these protections are legally required and aligned with our "WE CARE" values. All cases are investigated to conclusion, with follow up provided anonymously through the third-party hotline where possible.

Ultimately, our strength comes from leveraging the uniqueness of all teammates and those in our communities. We strive to promote a diverse and inclusive workforce and foster a safe, collaborative, supportive and respectful environment that values diverse perspectives, mitigates unconscious bias and enables a culture where teammates can bring their authentic self to work. We believe Oil-Dri’s success is enhanced by attracting and retaining a workforce that reflects the communities and countries where we live and work. We embrace all people, regardless of race, sex, gender identity, age, religion, nationality, physical ability or sexual orientation and are committed to cultivating a culture of inclusion.

Compensation

We believe our success largely depends on attracting and retaining highly skilled teammates. We invest in our teammates by providing market-competitive salaries and bonuses at all Company levels, aligned with role, skill level, experience, knowledge and geography. Our executive compensation programs include a deferred compensation plan, executive deferred bonuses, and equity ownership opportunities through our restricted stock program under our long-term incentive plan, aligning executive and shareholder interests. We also offer training and development and a benefits package that supports well-being, including health care, retirement plans, and paid time off. In the U.S., we provide a 401(k) savings plan with a Company match of 100% of each employee dollar contributed, up to six percent (6%) of earnings, with full vesting after two (2) years of employment. Outside of the U.S., employees are eligible for supplemental benefits based on local market practices. Our competitive compensation and benefits package supports strong employee retention.

Teammate Health and Wellness

Our business success is closely connected to teammates' well-being, maintaining health and wellness a top priority. We offer robust benefit programs to eligible teammates including health, prescription drug, dental, life and disability insurance. We also provide wellness resources, including no-cost smoking cessation programs and gym and weight loss reimbursement to encourage healthy lifestyles. Our employee assistance program offers face-to-face, telephonic and online counseling for a variety of needs. Paid time off and sick days further support work/life balance as part of our "WE CARE" values framework.

Workplace Flexibility

During fiscal year 2026, Oil-Dri continued a hybrid work environment for many non-manufacturing teammates. Oil-Dri offers a range of full- and part-time employment opportunities that support our work/life balance values. Flexible workplace options help us attract and retain diverse talent across the Company.

Continuous Teammate Development

We encourage our teammates to reach their potential through continuous learning and improvement. All teammates have access to our online training and development library, including on-demand courses, webinars, books and podcasts. Teammates may attend conferences and programs or obtain certifications related to their positions at no cost. We also offer tuition reimbursement programs, at varying levels, after one year of employment. These programs provide financial support for educational goals and academic activities that directly relate to the organization’s identified knowledge, skills, and behaviors which support the mission, vision, and values of the Company.

Teammate Engagement
Oil-Dri maintains an open-door policy that encourages conversations across all levels. We promote two-way communication through newsletters, town halls, video announcements, meetings, new hire luncheons with our CEO and occasional anonymous online surveys. We also celebrate work anniversaries, birthdays, retirements and other special occasions.

Safety

Safety is a core value at Oil-Dri and is embedded in our decision-making processes. We view safety as the responsibility of every teammate, from senior management to frontline personnel. As part of our company-wide safety policies, it is expected that all teammates identify safety risks, implement interim controls, maintain controls, and recommend permanent solutions. As part of annual budget and capital planning, our businesses identify additional safety investments needed for training, education, equipment, and processes. We are committed to protecting the health and safety of our workforce and communities while making decisions consistent with long-term sustainability and stewardship.

Through our corporate safety department, we implemented a safety auditing program to assess adherence to local, state and federal safety standards and regulations including those of the Mine Safety and Health Administration ("MSHA") and the Occupational Safety and Health Administration ("OSHA"). Third-party consultants conduct annual global audits using rigorous assessments of regulatory standards, internal procedures and program performance. Audit scores currently indicate high levels of compliance. The program reinforces the Company’s commitment to best management practices and continuous improvement.

GOVERNMENT AND ENVIRONMENTAL REGULATION AND COMPLIANCE

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to the environment and to health and safety matters. In particular, our mining and manufacturing operations and facilities in Georgia, Mississippi, California and Illinois are required to comply with state surface mining and environmental protection statutes as well as workplace safety requirements. These domestic locations and our Canadian operations are also subject to various federal, state, provincial and local statutes, regulations, ordinances, building codes, and permitting and licensing requirements which govern the discharge, storage and disposal of materials, water and waste into the environment, maintenance of our locations or otherwise regulate our operations. In recent years, regulation and enforcement have grown increasingly stringent, a trend that we expect will continue. We endeavor to be in compliance at all times and in all material respects with all applicable environmental, health, and safety requirements. As a result, compliance with the various statutes, regulations, ordinances, codes, and other requirements have required continuing management efforts and the expenditures relating to such compliance have varied over the years; however, these expenditures have not had a material adverse effect on our capital expenditures, earnings, or competitive position. As part of our ongoing environmental compliance activities, we also incur expenses related to reclaiming mining sites, which historically have not had a material effect on our cost of goods sold.

In addition to environmental, health and safety requirements related to our mining and manufacturing operations and facilities, there has been increased federal, state and international regulation with respect to the content, labeling, use, packaging, registration, trade compliance, advertising, and disposal of products that we sell. For example, in the United States, some of our operations, products, product claims, labeling and advertising are regulated by the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission ("CPSC"), OSHA, MSHA, EPA and the Federal Trade Commission ("FTC"). Most states have agencies that regulate in parallel to these federal agencies. In addition, our international sales and operations are subject to regulation in each of the foreign jurisdictions in which we manufacture, distribute or sell our products. There is increasing federal and state regulation with respect to the content, labeling, use, and disposal after use of various products we sell. Throughout the world, but particularly in the United States and Europe, there is also increasing government scrutiny and regulation of the food chain and products entering or affecting the food chain. We endeavor to be in compliance at all times and in all material respects with those regulations and assist our customers with their compliance.

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

We are subject to volatility in the price and availability of natural gas, as well as other sources of energy. Such volatility could be intensified by geopolitical tensions, including war and terrorism, as well as other disruptions and market reactions to such events. We have purchased several forward fuel contracts to cover a portion of our fuel needs in Georgia and California and from time to time, we may use additional forward purchase contracts or financial instruments to moderate the volatility of a portion of our energy costs. The success or failure of any such transactions depends on a number of factors, including our ability to anticipate and manage volatility in energy prices, the general demand for fuel by the manufacturing sector, seasonality and global weather patterns.

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

Risks Related to Our Common Stock

We cannot guarantee that our share repurchases will enhance long-term shareholder value.

Our Board has previously authorized a share repurchase program for our Common Stock and our Class B Stock. Under these authorizations, the Company has authority to repurchase up to 750,000 shares of our Common Stock and up to 300,000 shares of our Class B Stock. The Company has undertaken repurchases of Common Stock on the open market (including pursuant to a 10b5-1 plan or otherwise) and is also authorized to undertake repurchases in private, negotiated transactions. The Company has no obligations to repurchase any specific dollar amount or to acquire any specific number of shares. The timing, number and manner of share repurchases is determined by management and may depend upon a number of factors, including the trading price, market conditions, and the Company’s liquidity needs and management of its spending. Further, the Company’s share repurchases may be limited, suspended or discontinued at any time without prior notice (subject to the terms and conditions of the repurchase plan(s) in place at such time). The existence of these share repurchase authorizations could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock or otherwise affect stock price and/or volatility. Additionally, our share repurchase authorizations could diminish our cash reserves, which may impact our ability to otherwise deploy such cash. There can be no assurance that these share repurchases will enhance shareholder value.

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

The use of artificial intelligence technologies exposes us to risks which could have a material adverse effect on our business, reputation and results of operations.

While we do not currently utilize artificial intelligence ("AI") technologies within our financial reporting or internal control over financial reporting functions, we utilize and intend to expand our use of AI technologies to support our business. While we believe the use of AI systems can present significant benefits, they also create risks and challenges and may produce inaccurate, biased, or incomplete outputs, which could lead to operational errors or unintentional impacts on business decisions. External vendors and third-party AI tools may expose us to similar risks, as well as vulnerabilities in underlying technologies or disruptions in service availability. AI development and use also requires security and proper governance of the data used. Use of AI tools, including third-party platforms, increases the risk of unauthorized disclosure, loss, or misuse of confidential, personal, or commercially sensitive information. In addition, there is a risk that employees or contractors could inadvertently input confidential company information or third-party proprietary data into AI systems, including systems not designed for secure handling of such information. These actions could result in violations of contractual obligations, data protection requirements, or intellectual property rights, and could expose us to legal, regulatory, or reputational harm. Evolving regulations related to AI use, transparency, safety, and accountability may require additional investment, changes to existing processes, or limitations on the development and application of these technologies. Rapid advances in AI may also create competitive pressures or require ongoing investment to maintain effectiveness, and failures to manage, govern, or deploy AI responsibly could impair our ability to achieve expected efficiencies or strategic objectives. While we will seek to develop and use AI responsibly, and will attempt to identify and mitigate ethical, privacy, legal or other issues presented by its use, there can be no assurance that we will be fully successful in doing so, and may be subject to data breaches, allegations of unauthorized access to, or use of, third-party data, information, or intellectual property rights, or other risks, which may lead to financial losses, legal liability, regulatory scrutiny and reputational damage.

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

In response to widespread public health threats, such as pandemics, countries and local governments may again implement quarantine or similar orders that restrict workforce and/or require closures of “non-essential” businesses along with restrictions on travel. Such restrictions could create significant volatility, uncertainty, and economic disruption to our business. There can be no assurances that we will not have to close facilities or experience other disruption in the future due to concerns over the health and well-being of our employees, or as a result of government directives. While historically widespread threats to public health had limited disruption and impact to our third-party business partners, suppliers, service providers, and customers, no assurances can be made that future threats to public health will not have a more significant impact on our operations or results.

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

Section 404 of the Sarbanes-Oxley Act and related SEC rules require that we perform an annual management assessment of the design and effectiveness of our internal control over financial reporting and obtain an opinion from our independent registered public accounting firm on our internal control over financial reporting. Our assessment concluded that our internal control over financial reporting was effective as of July 31, 2026 and we obtained from our independent registered public accounting firm an unqualified opinion on our internal control over financial reporting; however, there can be no assurance that we will be able to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time in future periods. Accordingly, we cannot provide assurance that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could be negatively impacted.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. The emergence of AI and its role in accelerating cybersecurity attacks will only make this area of risk more dynamic and difficult to prevent. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

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

ITEM 2 – PROPERTIES

Our corporate headquarters are located in Chicago, Illinois. The lease for this location expires in 2043. In addition to our corporate headquarters, we operate two research and development facilities in Vernon Hills, IL, one of which we own and the other of which we lease with a term expiring in 2027. We operate clay manufacturing and non-clay production facilities on the properties listed in “Mining Properties and Operations” below. We have no mortgages on any of the real property we own. We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. As used in this Form 10-K, the terms “mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with Item 1300 of Regulation S-K.

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
* The Wisbech lease expires in 2032.

Overview of Mining Properties and Operations

CLAY RESOURCES AND RESERVES

Our real property holdings and tons produced for each of the three fiscal years ended July 31, are as follows:

	Real Property Holdings				Tons Produced
Geographic Area	Land Owned	Land Leased	Land Unpatented Claims	Total	2026	2025	2024
	(acres)				(thousands of tons)
California	795	—	1,030	1,825	52	46	54
Georgia	4,001	1,384	—	5,385	429	419	425
Illinois	82	533	—	615	54	54	54
Mississippi	2,202	993	—	3,195	267	262	260
Nevada	535	—	—	535	—	—	—
Tennessee	178	—	—	178	—	—	—
	7,793	2,910	1,030	11,733	802	781	793

With the exception of our research and development center in Illinois, all of the properties that we own contain clay mineral reserves or are used in the processing of our clay. We mine sorbent minerals primarily consisting of calcium bentonite, attapulgite and diatomaceous shale. We use certified professional geologists and mineral specialists who prepared the estimated reserves of these minerals in the table above. See also Item 1 “Business” above for further information about our reserves. We, or our wholly owned subsidiaries, are the sole operators of our mines. We have a total of 69 mining properties in all stages of operation (exploration, development and production), with 3 mining properties in California, 38 mining properties in Georgia, 3 mining properties in Illinois, 23 mining properties in Mississippi, 1 mining property in Nevada, and 1 mining property in Tennessee. Parcels of such land are also sites of manufacturing facilities operated by us. In addition, we own approximately one acre of land in Laval, Quebec, Canada, which is the site of the processing, packaging and distribution facility for our Canadian subsidiary. While we have reserves at our mining properties in Nevada and Tennessee, we are not actively mining these properties.

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

Summary of Mineral Resources and Mineral Reserves

We operate a number of mines concentrated near our production facilities in California, Georgia, Illinois and Mississippi, although we have proven reserves in other states. Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to our business or financial condition. As a result, we are only required to disclose summary information related to our mineral reserves. Our summary of mineral reserves as of July 31, 2026, have been prepared and certified by an employee of the Company who is a certified professional geologist who qualifies as a "qualified person" as such term is defined in Item 1300 of Regulation S-K. The reference point for our mineral reserves is in-situ, or in-place, material. Item 1303 of Regulation S-K requires the disclosure of mineral resources; however, we have no mineral resource estimates as all mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves. Item 1303 of Regulation S-K also requires the disclosure of the grades/qualities of our mineral reserves; however, because there is no single size, chemical, or physical specification of our clay that fits all requirements for our various products, it is not practical or possible for us to provide information related to grades/qualities. Our summary of proven and probable reserves as of July 31, 2026, is as follows:

	Mineral Reserves[1]
	Proven Mineral Reserves	Probable Mineral Reserves	Total
	(thousands of tons)
California	5,260	19,745	25,005
Georgia	26,525	13,656	40,181
Illinois	5,305	796	6,101
Mississippi	35,526	89,440	124,966
Nevada	23,316	2,976	26,292
Tennessee	3,000	3,000	6,000
	98,932	129,613	228,545
1 Mineral reserves are based on the fiscal year 2026 average price of $572 per ton of our clay-based products.

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

Based on our rate of consumption during fiscal year 2026, and without regard to any of our reserves in Nevada and Tennessee, where we do not actively mine, we consider our proven and probable reserves adequate to supply our needs for over forty years. Although we consider these reserves to be extremely valuable to our business, we consider our in-situ clay to have no inherent value and to only become valuable through the mining and manufacturing methods described below.

It is our policy to attempt to maintain a minimum of forty years of proven and probable reserves of each type of clay at each location. We have an ongoing program of exploration for additional reserves but we cannot provide assurance that additional reserves will continue to become available. Our use of these reserves, and our ability to explore for additional reserves, are subject to compliance with existing and future federal and state statutes and regulations regarding mining and environmental compliance. During fiscal year 2026, we utilized these reserves to produce substantially all of the sorbent products that we sold.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol ODC. There is no established trading market for our Class B Stock. There are no shares of Class A Common Stock currently outstanding. See Exhibit 4.1 to this Annual Report on Form 10-K for a description of our Common Stock, Class B Stock and Class A Common Stock. The number of holders of record of Common Stock and Class B Stock on September 30, 2026 were 738 and 24, respectively, as reported by our transfer agent. In the last three fiscal years, we have not sold any securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Unregistered Sales of Equity Securities

None.

Issuer Repurchase of Equity Securities

    The following chart summarizes our Common Stock purchases during the three months ended July 31, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES [1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended July 31, 2026	Total Number of Shares Purchased[3]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs[4]
May 1, 2026 to May 31, 2026	—	$—	—	172,261
June 1, 2026 to June 30, 2026	—	$—	—	172,261
July 1, 2026 to July 31, 2026	352	$106.44	—	171,909
1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock. Our Board authorized the repurchase of 300,000 shares of Class B Stock on March 21, 2018, however, there have been no repurchases of Class B Stock for the three months ended July 31, 2026 and the authorized Class B Stock is not included in the table above. Of this amount, 208,197 shares of Class B Stock remain authorized for repurchase as of July 31, 2026. No shares of our Class A Common Stock are currently outstanding. Descriptions of our Common Stock, Class B Stock and Class A Common Stock are contained in Exhibit 4.1 of this Annual Report on Form 10-K for the fiscal year ended July 31, 2026.

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

Stock Performance Graph

The following graph compares the annual cumulative total stockholders’ returns for the five years ending July 31, 2026 on an assumed investment of $100 on July 31, 2021 in our Common Stock, the Russell 2000 Index and the Dow Jones US Basic Materials Index. Our Common Stock is included in the Russell 2000 Index, and we consider the Dow Jones US Basic Materials Index to be our peer group. The graph assumes all dividends were reinvested. The historical stock price performance of our Common Stock is not necessarily indicative of future stock performance, and we do not make or endorse any predictions as to future stockholder returns.

                 Comparative Five-Year Total Returns
                 (Performance results through July 31, 2026)

$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
2021
2022
2023
2024
2025
2026
Oil-Dri Corp. of America Total Return
Russell 2000 Total Return
Dow Jones US Basic Materials Index Total Return

	2021	2022	2023	2024	2025	2026
Oil-Dri Corp. of America Total Return	$100.00	$88.00	$189.00	$199.00	$351.00	$625.00
Russell 2000 Total Return	$100.00	$86.00	$92.00	$106.00	$105.00	$141.00
Dow Jones US Basic Materials Index Total Return	$100.00	$97.00	$111.00	$117.00	$114.00	$141.00

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
While ongoing geopolitical tensions and conflict in the Middle East have contributed to broader market volatility in the second half of fiscal year 2026, these conditions did not have a direct, material impact on our results for the current fiscal year. However, continued uncertainty in the region may lead to increased input and transportation costs in future periods. The Company continues to closely monitor developments and assess potential impacts on operations and costs.

RESULTS OF OPERATIONS
FISCAL YEAR 2026 COMPARED TO FISCAL YEAR 2025

CONSOLIDATED RESULTS

	For the Year Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Consolidated Results
Net Sales	$493,844	$485,572	$8,272	2%
Gross Profit	$137,510	$143,083	$(5,573)	(4)%
Operating Income	$67,982	$68,220	$(238)	—%
Net income	$56,969	$53,996	$2,973	6%
Business to Business
Net Sales	$180,198	$182,596	$(2,398)	(1)%
Operating Income	$55,348	$59,796	$(4,448)	(7)%
Retail & Wholesale
Net Sales	$313,646	$302,976	$10,670	4%
Operating Income	$43,730	$44,137	$(407)	(1)%

Fiscal year 2026 was another record year, with consolidated net sales and net income reaching all-time highs. Consolidated net sales in fiscal year 2026 were $493.8 million, up 2% from net sales of $485.6 million in fiscal year 2025 driven by favorable mix. The Retail and Wholesale operating segment drove the overall increase with higher cat litter volumes. Although Business to Business net sales declined slightly due to softer volumes in fluid purification and animal health products, the decrease was partially offset by growth in demand of agriculture products.
Cost of goods sold increased $13.8 million, or 4% in fiscal year 2026 compared with fiscal year 2025, as domestic per-ton costs rose 4% compared to fiscal year 2025. The increase was driven by higher per ton manufacturing and transportation costs. Per ton manufacturing costs increased 6% in fiscal 2026 as compared to fiscal 2025, primarily due to higher labor, materials and depreciation costs. Per ton transportation costs increased 3% mainly due to higher diesel costs and fourth-quarter trucking market impacts. Per ton packaging costs remained flat, as many packaging supply contracts are subject to periodic price adjustments, which lag changes in underlying commodity prices. These cost pressures resulted in a $5.6 million, or 4% decrease in consolidated gross profit in fiscal year 2026 compared to the prior fiscal year. Gross margin (defined as gross profit as a percentage of net sales) declined to 27.8% in fiscal year 2026 from 29.5% in fiscal year 2025.

Operating income remained relatively flat as the decrease in SG&A offset the decrease in gross profit. Total SG&A decreased $5.3 million, or 7% in fiscal year 2026 compared to fiscal year 2025. The decrease was driven by a $4.6 million reduction in corporate unallocated expenses and, to a lesser extent, by SG&A incurred by the operating segments. The decrease in corporate unallocated expenses in fiscal year 2026 as compared to fiscal year 2025 was primarily as a result of lower human resource costs attributed to corporate functions, lower incentive bonus and a reduction of outside services costs. SG&A expenses at the operating segments level are discussed below in the discussion of our segments' operating income.

Total other income, net for fiscal year 2026 was $1.5 million, a $3.5 million change from other expense, net of $2.0 million in fiscal year 2025. This gain was driven by a number of items including $1.0 million due to a reduction in the landfill modification costs recognized in fiscal year 2026 compared to an increase in the estimated cost recognized during fiscal year 2025 and $0.9 million in higher interest income in fiscal year 2026 compared to the prior fiscal year. The gain was also in part driven by the positive outcome of a confidential legal settlement in the matter of Oil-Dri Corporation of America vs. Entera Animal Health, et al.

Tax expense for fiscal year 2026 was $12.5 million compared to $12.2 million with an effective tax rate of 18% in both fiscal year 2026 and fiscal year 2025. Our effective tax rate is based on annual taxable income and our assessment of various tax adjustments, including depletion and discrete items. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about our income taxes.

Consolidated net income for fiscal year 2026 was $57.0 million, or $3.92 per share of diluted Common Stock, compared to $54.0 million, or $3.70 per share of diluted Common Stock in fiscal year 2025.

Our Consolidated Balance Sheets as of July 31, 2026, and our Consolidated Statements of Cash Flows for fiscal year 2026 show an increase of $23.2 million in total cash and cash equivalents from fiscal year-end 2025. The increase is mainly due to cash flows from operating activities. Refer to the "Liquidity and Capital Resources" section below for additional information about our cash and cash equivalents.

BUSINESS TO BUSINESS PRODUCTS GROUP

(in thousands)	For the Year Ended July 31,
Business to Business Products Group	2026	2025	$ Change	% Change
Agricultural and Horticultural	$49,232	$44,338	$4,894	11%
Fluids Purification	104,753	110,105	(5,352)	(5)%
Animal Health & Nutrition	26,213	28,153	(1,940)	(7)%
Net Sales	$180,198	$182,596	$(2,398)	(1)%
Cost of Goods Sold	$(108,603)	$(106,691)	(1,912)	2%
Gross Profit	$71,595	$75,905	$(4,310)	(6)%
SG&A	$(16,247)	$(16,109)	(138)	1%
Operating Income	$55,348	$59,796	$(4,448)	(7)%

Net sales of the Business to Business Products Group for fiscal year 2026 were $180.2 million, a decrease of $2.4 million, or 1%, from net sales of $182.6 million in fiscal year 2025, driven primarily by a reduction in sales of our fluids purification and animal health products and partially offset by an increase in sales of agricultural and horticultural products. Net sales of fluids purification products decreased $5.4 million or 5% in fiscal year 2026 compared with fiscal year 2025, driven primarily by the decrease in demand for our products used in renewable diesel filtration, which was significantly higher in fiscal year 2025 when several new customers began operations in new plants. Net sales of our animal health and nutrition products decreased $1.9 million, or 7%, in fiscal year 2026 compared to the fiscal year 2025, due to lower volume primarily driven by the temporary loss of a key customer at one of our distributors. Net sales of our agricultural and horticultural products increased $4.9 million, or 11%, for fiscal year 2026 compared to fiscal year 2025 mainly as a result of stronger demand from key customers.

Gross profit and operating income decreased in fiscal year 2026 compared to fiscal year 2025, due to lower net sales and higher cost of goods sold and SG&A. Cost of goods sold increased $1.9 million, or 2%, mainly due to per ton cost of goods sold which increased 4% in the fiscal year 2026 compared to fiscal year 2025. This increase was primarily due to higher per ton manufacturing costs, including materials, which increased 6%. SG&A expenses for the Business to Business Products Group increased $0.1 million, or 1%, for fiscal year 2026 compared to fiscal year 2025.

RETAIL AND WHOLESALE PRODUCTS GROUP

(in thousands)	For the Year Ended July 31,
Retail and Wholesale Products Group	2026	2025	$ Change	% Change
Cat Litter	$265,318	$255,926	$9,392	4%
Industrial and Sports	48,328	47,050	1,278	3%
Net Sales	$313,646	$302,976	$10,670	4%
Cost of Goods Sold	$(247,731)	$(235,798)	$(11,933)	5%
Gross Profit	$65,915	$67,178	$(1,263)	(2)%
SG&A	$(22,185)	$(23,041)	$856	(4)%
Operating Income	$43,730	$44,137	$(407)	(1)%

Net sales of the Retail and Wholesale Products Group for fiscal year 2026 were $313.6 million, an increase of $10.7 million, or 4%, from net sales of $303.0 million in fiscal year 2025, primarily driven by increased sales of our cat litter products. Net sales of co-packaged products increased 47% in fiscal year 2026 compared to fiscal year 2025, mainly due to higher volumes as we expanded our co-packaged offerings to include lightweight cat litter. Domestic cat litter net sales, excluding co-packaged cat litter, were $226.1 million for fiscal year 2026, which remained relatively flat when compared to fiscal year 2025. However, crystal cat litter sales increased $3.2 million due to higher volumes, while overall clay-based litter sales declined when compared to the prior fiscal year. The decrease in clay-based litter was driven by a $3.9 million decrease due to changes in private label distribution and a $1.7 million decrease related to the absence of non-recurring promotional activity from the prior year. These losses were partially offset by revenue gains with other customers. Net sales of our domestic industrial and sports products increased by $1.4 million, or 3%, compared to fiscal year 2025, primarily driven by higher pricing to offset increased costs including transportation costs. Net sales by our subsidiary in Canada increased $0.3 million in fiscal year 2026 compared to fiscal year 2025.

    Gross profit and operating income decreased in fiscal year 2026 compared to fiscal year 2025, primarily due to higher cost of goods sold. Cost of goods sold increased $11.9 million, or 5%, driven by the per ton cost of goods sold which increased 4% in the fiscal year 2026 compared to fiscal year 2025. This increase was primarily driven by higher per ton manufacturing costs, including materials, which increased 6% and per ton transportation costs, which increased 7% when compared to fiscal year 2025. SG&A expenses for the Retail and Wholesale Products Group decreased $0.9 million in fiscal year 2026 compared to fiscal year 2025, primarily due to reduced advertising and R&D expenses.

FOREIGN SUBSIDIARIES
Foreign operations include our subsidiaries in Canada and the Netherlands, which are included in the Retail and Wholesale Products Group, and our subsidiaries in the United Kingdom, China, Mexico and Indonesia, which are included in the Business to Business Products Group. Net sales by our foreign subsidiaries during fiscal year 2026 were $19.8 million, a decrease of $0.3 million, or 1%, from net sales of $20.1 million during fiscal year 2025. The decrease in net sales was driven mainly by our subsidiaries in Mexico and the United Kingdom, partially offset by an increase in Canada. Net sales of our subsidiary in Mexico decreased $0.4 million, or 20%, during fiscal year 2026 compared to fiscal year 2025 primarily due decreased sales volumes and lower prices. Net sales of our subsidiary in the United Kingdom decreased $0.1 million, or 3% during fiscal year 2026 compared to fiscal year 2025, due primarily to lower volume. Net sales of our subsidiary in Canada in fiscal year 2026 increased by $0.3 million, or 2%, compared to net sales in fiscal year 2025, driven by higher sales of lightweight litter. Net sales by our foreign subsidiaries represented 4% of our consolidated net sales in both fiscal year 2026 and fiscal year 2025.

For fiscal year 2026, our foreign subsidiaries reported a pre-tax net income of $0.1 million, compared to $0.1 million of pre-tax net loss in fiscal year 2025. The increase was primarily driven by the foreign VAT assessment recognized in fiscal year 2025.

Identifiable assets of our foreign subsidiaries as of July 31, 2026, were $1.1 million compared to $1.2 million as of July 31, 2025.

FISCAL YEAR 2025 COMPARED TO FISCAL YEAR 2024

For a discussion of our fiscal year 2024 Results of Operations, including a discussion of our financial results for the fiscal year ended July 31, 2025 compared to the fiscal year ended July 31, 2024, refer to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on October 9, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity needs are to fund our capital requirements, including funding working capital needs; purchasing and upgrading equipment, facilities, information systems, and real estate; supporting new product development; investing in infrastructure; repurchasing stock; paying dividends; and, from time to time, business acquisitions and funding our debt service requirements. During fiscal year 2026, we principally funded these short and long-term capital requirements using cash from current operations as well as cash generated from previous borrowings under our Credit Agreement and the Series B, C and D Senior Notes issued under the Note Agreement. On October 7, 2026, we amended the Note Agreement to increase the aggregate principal amount of Shelf Notes from $75 million to $150 million and the Credit Agreement to increase our line of credit from $45 million to $75 million, among other things, providing more financial flexibility. See Note 4 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information relating to our existing borrowings.

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

Cash and cash equivalents, including restricted cash, totaled $73.7 million and $50.5 million as of July 31, 2026, and 2025, respectively. The following table sets forth certain elements of our Consolidated Statements of Cash Flows for the fiscal year (in thousands):

	2026	2025
Net cash provided by operating activities	$80,106	$80,183
Net cash used in investing activities	(32,875)	(32,526)
Net cash used in financing activities	(23,950)	(21,744)
Effect of exchange rate changes on cash and cash equivalents	(39)	64
Net increase in cash and cash equivalents	$23,242	$25,977

Net cash provided by operating activities

    In addition to net income, as adjusted for depreciation and amortization and other non-cash operating activities, the primary sources and uses of operating cash flow for fiscal year 2026 were as follows:

Accounts receivables, less allowance for credit losses and cash discounts, were $5.8 million higher at fiscal year-end 2026 compared to fiscal year-end 2025. The increase in accounts receivable balances is primarily driven by the increase in net sales and timing of collections.

Inventories were $1.9 million higher at fiscal year-end 2026 compared to fiscal year-end 2025. The increase compared to fiscal 2025 is primarily due to an increase in purchases of additives and packaging to meet anticipated demand. See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our inventory.

    Excluding the impact of payments related to capital expenditures, accounts payable at fiscal year-end 2026 were flat compared to fiscal year-end 2025. Changes in trade accounts payable in all periods are subject to normal fluctuations in the timing of payments, the cost of goods and services we purchased, production volume levels and vendor payment terms. In fiscal year 2026, there was a $0.7 million decrease in accounts payable related to capital expenditures which increased the cash used in investing activities as compared to fiscal year 2025.

Excluding the impact of payments related to capital expenditures, accrued expenses were $0.1 million lower at fiscal year-end 2026 compared to fiscal year-end 2025. In fiscal year 2026, there was a $0.5 million decrease in accrued expenses related to capital expenditures recognized as cash used in investing activities as compared to the fiscal year 2025. See Note 10 of the Notes to the Consolidated Financial Statements for further information regarding our accrued expenses.

Net cash used in investing activities

Cash used in investing activities was $32.9 million in fiscal year 2026. Cash used in investing activities primarily related to capital expenditures to expand our plant equipment and improve our facilities in order to support increased demand for our products.

Net cash used in financing activities

Cash used in financing activities was $24.0 million in fiscal year 2026, primarily driven by $12.6 million used for share repurchases and $10.4 million used for dividend payments.

Other

Total cash and investment balances held by our foreign subsidiaries were $5.1 million as of July 31, 2026, and $4.7 million as of July 31, 2025. See further discussion in the “Foreign Subsidiaries” section above.

As of July 31, 2026, we had remaining authority to repurchase 171,909 shares of Common Stock and 208,197 shares of Class B Stock under a repurchase plan approved by our Board. Repurchases may be made on the open market (pursuant to Rule 10b5-1 plans or otherwise) or in negotiated transactions. The timing and number of shares repurchased will be determined by our management pursuant to the repurchase plan approved by our Board. In fiscal years 2026 and 2025, we made repurchases of stock as further discussed in Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

OFF BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities. As of July 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

We recorded valuation allowances of $2.4 million and $2.8 million for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards as of July 31, 2026 and 2025, respectively, because we believe it is unlikely we will realize the benefit of these tax attributes in the future.

In addition to valuation allowances, we may provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled. We did not record a liability for unrecognized tax benefits at either July 31, 2026, or 2025. See Note 6 of the Notes to the Consolidated Financial Statements for further discussion.

Trade Promotions. We routinely commit to one-time or ongoing trade promotion programs in our Retail and Wholesale Products Group. Promotional reserves are provided for sales incentives made directly to consumers, such as coupons, and sales incentives made to customers, such as slotting, discounts based on sales volume, cooperative marketing programs and other arrangements. All such trade promotion costs are netted against sales. Promotional reserves are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. To estimate trade promotion reserves, we rely on our historical experience of trade spending patterns and that of the industry, current trends and forecasted data. While we believe our promotional reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ from future obligations. We have accrued liabilities at the end of each period for the estimated trade spending programs. We recorded liabilities of approximately $3.3 million and $3.1 million for trade promotions as of July 31, 2026, and 2025, respectively.

Reclamation. During the normal course of our mining process, we remove overburden and perform on-going reclamation activities. As overburden is removed from a mine site, it is hauled to a previously mined site and used to refill older sites. This process allows us to continuously reclaim older mine sites and dispose of overburden simultaneously, therefore minimizing the costs associated with the reclamation process. On an annual basis we evaluate our potential reclamation liability in accordance with ASC 410, Asset Retirement and Environmental Obligations. Reclamation assets are depreciated over the estimated useful lives of the various mines. Reclamation liabilities are increased based on a yearly accretion charge over the estimated useful lives of the mines. We have recorded an estimated net reclamation asset of $3.0 million as of July 31, 2026, and $3.1 million, as of July 31, 2025, and a corresponding estimated reclamation liability of $5.8 million as of July 31, 2026, and $5.9 million as of July 31, 2025. These values represent the discounted present value of the estimated future mining reclamation and landfill closure and monitoring costs at the production plants. In fiscal year 2026 we released a portion of our asset retirement obligation based on our annual evaluation of the future costs, resulting in a net decrease of the liability.

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

Impairment of goodwill and other intangible assets. We review carrying values of goodwill, trademarks and other indefinite-lived intangible assets periodically for possible impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We first consider qualitative factors which include macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments and historical performance. If it is determined that further quantitative assessment is required, it would be based on cash flow considerations and other approaches that would require significant judgment with respect to factors such as volume, revenue and expenses. Impairment occurs when the carrying value exceeds the fair value. Our impairment analysis is performed in the third quarter of the fiscal year and may be re-performed during the year when indicators such as unexpected adverse economic factors, unanticipated technological changes, competitive activities and acts by governments and courts indicate that an asset may become impaired. In fiscal year 2026 we had goodwill associated with both our Business to Business and Retail and Wholesale operating segments. Based on our qualitative assessment there were no indicators that required us to perform further quantitative assessment of the fair value of our goodwill or other indefinite-lived assets. Accordingly, no impairment of goodwill was identified in fiscal year 2026, however this could change in the future, as outlined under Item 1A "Risk Factors."

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

Commodity Prices Risk. We are primarily exposed to fluctuations in market prices with respect to the commodities necessary for producing, packaging, and shipping our products, and in particular with respect to fuel. Factors that could influence the cost of natural gas used in the kilns to dry our clay include the creditworthiness of our natural gas suppliers, the overall general economy, developments in world events, general supply and demand for natural gas, seasonality and the weather patterns throughout the United States and the world. We monitor fuel market trends and, consistent with our past practice, we may contract for a portion of our anticipated fuel needs using forward purchase contracts to mitigate the volatility of our kiln fuel prices. During fiscal years 2026 and 2025, we purchased several forward fuel contracts in Georgia and California which will cover a portion of our needs through fiscal year 2029. These contracts totaled approximately $2.5 million in fiscal year 2026, and a 10% change in the market price for fuel would have resulted in an additional pretax gain or loss of approximately $0.3 million as the related inventory containing those inputs was sold.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS

	July 31,
	2026	2025
ASSETS	(in thousands)
Current Assets
Cash and cash equivalents	$73,700	$50,458
Accounts receivable, less allowance of $902 and $1,493 in 2026 and 2025, respectively	75,438	69,370
Inventories, net	53,489	51,594
Prepaid and other current assets	6,020	5,961
Total Current Assets	208,647	177,383
Property, Plant and Equipment
Land	13,914	13,549
Buildings and leasehold improvements	48,019	43,529
Machinery and equipment	224,169	205,675
Office furniture and equipment	23,488	22,521
Vehicles	29,215	25,902
Construction in progress	17,235	25,149
Mining assets	10,787	10,893
Capital parts	9,984	8,861
Less accumulated depreciation and amortization	(216,596)	(206,375)
Total Property, Plant and Equipment, Net	160,215	149,704
Other Assets
Goodwill	16,017	16,017
Trademarks, trade names and patents, net of accumulated amortization of $751 and $693 in 2026 and 2025, respectively	6,576	6,603
Customer list, net of accumulated amortization of $10,407 and $9,278 in 2026 and 2025, respectively	17,778	18,907
Deferred income taxes	225	1,838
Operating lease right-of-use assets	13,026	14,219
Other	6,302	7,553
Total Other Assets	59,924	65,137
Total Assets	$428,786	$392,224

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
(continued)

	July 31,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(in thousands)
Current Liabilities
Current maturities of notes payable	$1,000	$1,000
Accounts payable	16,118	16,808
Dividends payable	3,017	2,444
Operating lease liabilities	3,651	4,071
Accrued expenses	44,258	44,864
Total Current Liabilities	68,044	69,187
Noncurrent Liabilities
Long-term debt, net of unamortized debt issuance costs of $143 and $183 in 2026 and 2025, respectively	37,857	38,817
Deferred compensation	5,924	5,777
Deferred income taxes	785	547
Long-term operating lease liabilities	11,064	11,296
Other	7,382	7,540
Total Noncurrent Liabilities	63,012	63,977
Total Liabilities	131,056	133,164
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common Stock, par value $.10 per share, issued 15,349,811 shares in 2026 and 15,276,261 shares in 2025	1,535	1,528
Class B Stock, convertible, par value $.10 per share, issued 4,650,484 shares in 2026 and 4,650,484 shares in 2025	465	465
Additional paid-in capital	71,812	66,138
Retained earnings	323,520	277,500
Accumulated other comprehensive income	908	969
Less treasury stock, at cost (5,103,568 Common and 416,544 Class B shares in 2026 and 4,902,881 Common and 380,628 Class B shares in 2025)	(100,510)	(87,540)
Total Stockholders’ Equity	297,730	259,060

Total Liabilities and Stockholders’ Equity	$428,786	$392,224

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2026	2025	2024
	(in thousands, except for per share data)

Net Sales	$493,844	$485,572	$437,587
Cost of Goods Sold	(356,334)	(342,489)	(312,493)
Gross Profit	137,510	143,083	125,094
Selling, General and Administrative Expenses	(69,528)	(74,863)	(73,449)
Income from Operations	67,982	68,220	51,645
Other Income (Expense)
Interest income	1,616	698	873
Interest expense	(2,199)	(2,434)	(1,804)
Foreign exchange loss	(138)	(522)	(628)
Other, net	2,222	249	(435)
Total Other Income (Expense), Net	1,501	(2,009)	(1,994)
Income Before Income Taxes	69,483	66,211	49,651
Income Tax Expense	(12,514)	(12,215)	(10,225)
Net Income	$56,969	$53,996	$39,426

Net Income Per Share
Basic Common Stock	$4.23	$3.99	$2.92
Basic Class B Stock	$3.18	$3.00	$2.20
Diluted Common Stock	$3.92	$3.70	$2.72
Diluted Class B Stock	$3.18	$3.00	$2.20
Average Shares Outstanding
Basic Common Stock	9,876	9,889	9,771
Basic Class B Stock	4,038	3,994	3,952
Diluted Common Stock	13,914	13,883	13,723
Diluted Class B Stock	4,038	3,994	3,952
Dividends Declared Per Share
Common Stock	0.815	0.645	0.590
Class B Stock	0.609	0.485	0.444

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended July 31,
	2026	2025	2024
	(in thousands)

Net Income Attributable to Oil-Dri	$56,969	$53,996	$39,426

Other Comprehensive Income (Loss):
Pension and postretirement benefits, net of tax	(10)	129	64
Cumulative translation adjustment	(51)	71	(43)
Other Comprehensive (Loss) Income	(61)	200	21
Comprehensive Income	$56,908	$54,196	$39,447

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		(in thousands)
	Common & Class B Stock	Treasury Stock	Common & Class B Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, July 31, 2023	19,610,720	(5,176,325)	$1,961	$54,778	$200,796	$(81,207)	$748	$177,076
Net Income	—	—	—	—	39,426	—	—	39,426
Other Comprehensive Income	—	—	—	—	—	—	21	21
Dividends Declared	—	—	—	—	(7,975)	—	—	(7,975)
Purchases of Treasury Stock	—	(42,554)	—	—	—	(2,778)	—	(2,778)
Net Issuance of Stock Under Long-Term Incentive Plan	214,450	(11,650)	21	434	—	(456)	—	(1)
Amortization of Restricted Stock	—	—	—	$4,819	—	—	—	4,819
Balance, July 31, 2024	19,825,170	(5,230,529)	$1,982	$60,031	$232,247	$(84,441)	$769	$210,588
Net income	—	—	—	—	53,996	—	—	53,996
Other comprehensive income	—	—	—	—	—	—	200	200
Dividends declared	—	—	—	—	(8,743)	—	—	(8,743)
Purchases of treasury stock	—	(36,958)	—	—	—	(2,349)	—	(2,349)
Net issuance of stock under long-term incentive plans	101,575	(16,022)	11	739	—	(750)	—	—
Amortization of restricted stock	—	—	—	5,368	—	—	—	5,368
Balance, July 31, 2025	19,926,745	(5,283,509)	$1,993	$66,138	$277,500	$(87,540)	$969	$259,060
Net income	—	—	—	—	56,969	—	—	56,969
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Dividends declared	—	—	—	—	(10,949)	—	—	(10,949)
Purchases of treasury stock	—	(224,953)	—	—	—	(12,574)	—	(12,574)
Net issuance of stock under long-term incentive plans	73,550	(11,650)	7	388	—	(396)	—	(1)
Amortization of restricted stock	—	—	—	5,286	—	—	—	5,286
Balance, July 31, 2026	20,000,295	(5,520,112)	$2,000	$71,812	$323,520	$(100,510)	$908	$297,730

The accompanying notes are an integral part of the Consolidated Financial Statements.

OIL-DRI CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended July 31,
	2026	2025	2024
	(in thousands)
Cash Flows from Operating Activities
Net income	$56,969	$53,996	$39,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,200	22,042	19,281
Non-cash stock compensation expense	5,286	5,368	4,819
Deferred income tax expense	1,999	240	1,697
Net increase (decrease) to provision for bad debts and cash discounts	(262)	559	(153)
Loss on impairment of patent applications	—	49	—
Accretion for asset retirement obligation	253	190	211
Gain from release of asset retirement obligation	(417)	—	—
Loss (gain) on disposal of property, plant and equipment	682	(31)	314
(Increase) decrease in:
Accounts receivable	(5,815)	(7,789)	1,453
Inventories	(1,875)	2,336	(4,682)
Prepaid and other current assets	55	191	(2,431)
Deferred income tax, net	(148)	31	(115)
Other assets	4,423	4,095	3,404
Increase (decrease) in:
Accounts payable	6	926	(2,794)
Accrued expenses	(104)	2,384	2,449
Deferred compensation	147	110	1,155
Other liabilities	(4,293)	(4,514)	(3,721)
Total Adjustments	23,137	26,187	20,887
Net Cash Provided by Operating Activities	80,106	80,183	60,313
Cash Flows from Investing Activities
Capital expenditures	(34,209)	(32,562)	(32,000)
Proceeds from sale of property, plant and equipment	5	151	182
Acquisition of business	—	(115)	(44,298)
Other investing activities	1,329	—	—
Net Cash Used in Investing Activities	(32,875)	(32,526)	(76,116)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	—	20,000
Principal payments on notes payable	(1,000)	(11,000)	(1,000)
Payment of debt issuance costs	—	—	(90)
Dividends paid	(10,376)	(8,395)	(7,806)
Purchase of treasury stock	(12,574)	(2,349)	(2,778)
Net Cash (Used in) Provided by Financing Activities	(23,950)	(21,744)	8,326
Effect of exchange rate changes on cash and cash equivalents	(39)	64	204
Net Increase (Decrease) in Cash and Cash Equivalents	23,242	25,977	(7,273)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,458	24,481	31,754
Cash, Cash Equivalents and Restricted Cash, End of Year	$73,700	$50,458	$24,481

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year-Ended July 31,
	2026	2025	2024
	(in thousands)
Supplemental disclosure:
Restricted Cash:
Beginning balance	$—	$1,000	$—
(Decrease) increase to restricted cash	$—	$(885)	$1,000
Final settlement of acquisition of Ultra Pet	$—	$(115)	$—
Ending balance	$—	$—	$1,000
Other cash flows:
Interest payments, net of amounts capitalized	$1,657	$1,697	$1,089
Noncash investing and financing activities:
Change in capital expenditures in accounts payable	$(692)	$876	$458
Change in capital expenditures in accrued expenses	$(546)	$(1,553)	$3,380
Cash dividends declared and accrued, but not paid	$3,017	$2,444	$2,096
Increase in reclamation asset and liability	$84	$926	$79

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of July 31, 2026, and 2025 reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	2026	2025	2024
Cash and cash equivalents	$73,700	$50,458	$23,481
Restricted cash included in prepaid expenses and other assets	—	—	1,000
Cash, cash equivalents, and restricted cash	$73,700	$50,458	$24,481

 TRADE RECEIVABLES

We recognize trade receivables when control of finished products is transferred to our customers. We record an allowance for credit losses based on our expectations and a periodic review of our accounts receivable, including a review of the overall aging of accounts, consideration of customer credit risk and analysis of facts and circumstances about specific accounts. A customer account is determined to be uncollectible when it is probable that a loss will be incurred after we have completed our internal collection procedures, including termination of shipments, direct customer contact and formal demand of payment. We retain outside collection agencies to facilitate our collection efforts. Past due status is determined based on contractual terms and customer payment history. We also include an allowance for expected cash discounts to be taken by our customers. Accounts receivable was $75.4 million, $69.4 million, and $62.2 million as of July 31, 2026, July 31, 2025, and July 31, 2024, respectively.

INVENTORIES

The composition of inventories was as follows as of July 31 (in thousands):

	2026	2025
Finished goods	$29,660	$29,401
Packaging	8,605	8,114
Spare parts	6,875	$6,822
Other	8,349	7,257
Inventories, net	$53,489	$51,594

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include the cost of raw materials, packaging supplies, labor and other overhead costs. We performed a detailed review of our inventory items to determine if an obsolescence reserve adjustment was necessary. The review surveyed all of our operating facilities and sales groups to ensure that both historical issues and new market trends were considered. The obsolescence reserve not only considers specific items but also takes into consideration the overall value of the inventory as of the balance sheet date. We recorded inventory reserves of $3.8 million as of July 31, 2026, and $3.7 million as of July 31, 2025. The other category of inventories includes a variety of items including clay, additives, fragrances and other supplies. Spare parts in inventory are recorded net of a valuation reserve based on aging.

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

Intangible amortization was $1.2 million in both fiscal years 2026 and 2025 and $0.5 million in fiscal year 2024.

Our estimated intangible amortization expense for the next five fiscal years is as follows (in thousands):

2027	$1,199
2028	$1,199
2029	$1,199
2030	$1,199
2031	$1,196

    The remaining weighted average amortization period of our intangibles subject to amortization is as follows (in years):

Weighted Average Amortization Period
Patents	7.9
Customer list	15.8
Total intangible assets subject to amortization	15.5

Trademarks and trade names acquired through acquisitions were determined to have indefinite lives. We had $5.6 million in indefinite life trademarks and trade names as of both July 31, 2026, and 2025.

Goodwill by operating segment was as follows as of July 31 (in thousands):

	2026	2025
Business to Business	3,618	3,618
Retail and Wholesale	$12,399	12,399
Total	$16,017	$16,017

We review indefinite-lived intangibles and goodwill to assess for impairment on the first day of our fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We also perform a review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. Our review entails a qualitative analysis of triggering events and, if identified, a further analysis is performed based on cash flow considerations and other approaches that require significant judgment with respect to volume, revenue, expenses and allocations. Impairment occurs when the carrying value exceeds the fair value. We performed our impairment assessment and identified no triggering events that indicate the need for impairment of indefinite intangible assets or goodwill in either fiscal year 2026 or 2025.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. The useful lives for most of our depreciable assets range from 2 to 25 years, with some buildings ranging up to 30 years. Depreciation expense was $22.0 million, $20.8 million, and $18.8 million in fiscal years 2026, 2025, and 2024 respectively. Major improvements and betterments are capitalized, while maintenance and repairs that do not extend the useful life or increase functionality of the applicable assets are expensed as incurred. Interest expense may also be capitalized for assets that require a period of time to get them ready for their intended use. There was no capitalized interest in fiscal years 2026 and 2025.
Property, plant and equipment are carried at cost on the Consolidated Balance Sheets and are reviewed for possible impairment when circumstances indicate that an asset may be impaired. We take into consideration idle and underutilized equipment and review business plans for possible impairment. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. We recognized impairment for fixed assets of $0.3 million and $0.1 million in fiscal years 2026 and 2024, respectively. No impairment was recognized in fiscal year 2025. Impairment is included in cost of goods sold on the Consolidated Statement of Operations.

LAND AND MINING ASSETS

Our mining assets include mining properties, mineral rights and reclamation assets. We surface mine sorbent minerals on property that we either own or lease. A significant part of our mining cost is incurred during the process of removing the overburden from the mine site, thus exposing the sorbent material used in a majority of our production processes. Pre-production overburden removal costs associated with opening a new mine during the development phase are deferred and amortized when the sorbent material is removed from the mine and used to produce product for sale. There were no additional capitalized pre-production costs incurred in either fiscal year 2026 or 2025. The amount of development costs being amortized at the end of the year was $3.1 million and $3.5 million in 2026 and 2025, respectively. Stripping costs incurred during production are treated as a variable inventory production cost and are included in cost of goods sold. Stripping costs included in cost of goods sold were approximately $4.8 million, $4.7 million, and $5.4 million for fiscal years 2026, 2025, and 2024, respectively.

Additionally, it is our policy to capitalize the purchase cost of land and mineral rights, including associated legal, survey, and real estate fees. The costs of obtaining mineral rights, including legal fees and drilling expenses, are also capitalized. We had land of $13.9 million as of fiscal year ending July 31, 2026, and $13.5 million as of fiscal year ending and July 31, 2025. We had $2.2 million of gross mineral rights in both fiscal years ending July 31, 2026 and July 31, 2025. Any prepaid royalties that may be offset against future royalties due upon extraction of the mineral are also capitalized. Prepaid royalties included in current prepaid expenses and in non-current other assets on the Consolidated Balance Sheets were approximately $2.1 million as of July 31, 2026, and $2.4 million as of July 31, 2025.

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

We recorded an estimated net reclamation asset of $3.0 million as of July 31, 2026, and $3.1 million as of July 31, 2025, and a corresponding estimated reclamation liability of $5.8 million as of July 31, 2026, and $5.9 million as of July 31, 2025. These values represent the discounted present value of the estimated future mining reclamation and landfill closure costs at the production plants. In fiscal year 2026, we released a portion of our asset retirement obligation based on our annual evaluation of the future costs, resulting in a net decrease of the liability.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-derivative financial instruments included in the Consolidated Balance Sheets are cash and cash equivalents, short-term investments, credit facilities, and notes payable. These instruments, except for debt, were carried at amounts approximating fair value as of July 31, 2026, and 2025. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of our financial instruments, including notes payable.

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

    We have an unconditional right to consideration under the payment terms specified in the contract upon completion of the performance obligation. We may require certain customers to provide payment in advance of product shipment. We recorded a liability of $0.2 million as of July 31, 2026, for these advance payments. There is $0.3 million liability for advance payments as of July 31, 2025. This liability is reported in Other Accrued Expenses on the Consolidated Balance Sheets. There is $0.3 million revenue recognized during fiscal year 2026 that was included in the liability for advance payments at the beginning of the year.

COST OF GOODS SOLD

Cost of goods sold consists of all manufacturing costs, including depreciation and amortization related to assets used in the manufacturing and distribution process, inbound and outbound freight, inspection costs, purchasing costs associated with materials and packaging used in the production process and warehouse and distribution costs. Natural gas forward contracts are accounted for as normal purchases. As of July 31, 2026 there were five outstanding natural gas forward contracts under which we are obligated for purchases of $1.9 million in fiscal year 2027, $1.2 million in fiscal year 2028 and $0.6 million in fiscal year 2029.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold and were approximately $67.2 million, $64.9 million, and $59.2 million for fiscal years 2026, 2025, and 2024, respectively.

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

ADVERTISING

Advertising costs for the development of printed materials, television commercials, web-based digital banners, web-based social media and sales videos are deferred and expensed upon the first use of the materials. Costs paid for communicating advertising over a period of time, such as television air time, radio commercials and print media advertising space, are deferred and expensed on a pro-rata basis. All other advertising costs, including participation in industry conventions and shows and market research, are expensed when incurred. All advertising costs are part of selling, general and administrative expenses. Advertising expenses were approximately $7.0 million, $7.6 million, $9.0 million in fiscal years 2026, 2025, and 2024, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs of approximately $2.1 million, $2.4 million, and $2.1 million were charged to expense as incurred for fiscal years 2026, 2025, and 2024, respectively, and are recorded in selling, general and administrative expenses.

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
Unless noted, all Common Stock and Class B Stock share and per share amounts contained in the Consolidated Financial Statements have been retroactively adjusted, where applicable, to reflect the stock split. The impact on the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity herein was an increase of $0.8 million to Common Stock and Class B Stock, with an offsetting decrease in Additional Paid-In-Capital, which has been retroactively adjusted as if the stock split had occurred at the beginning of the earliest period presented. The change in treasury shares reflects the stock split on shares held by wholly owned subsidiaries which are presented as treasury shares on a consolidated basis.

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

Below is a reconciliation of the calculation of basic and diluted EPS.

	For the year ended July 31, 2026
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$56,969	$43,507	$13,462
Distributed and undistributed earnings on restricted shares	(2,400)	(1,764)	(636)
Income available to stockholders	$54,569	$41,743	$12,826

Net Income (Numerator)		$41,743	$12,826
Weighted Average Shares Outstanding (Denominator)		9,876	4,038
Basic EPS		$4.23	$3.18

Effect of dilution - Net Income (1)		$12,826	$—
Net income assuming dilution (Numerator)		$54,569	$12,826

Effect of dilution - Shares (1)		4,038	$—
Shares assuming dilution (Denominator)		13,914	$4,038
Diluted EPS		$3.92	$3.18
(1) The impact of 292,305 shares of unvested Common Stock and 140,150 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2026.

	For the year ended July 31, 2025
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$53,996	$41,173	$12,823
Distributed and undistributed earnings on restricted shares	(2,580)	(1,732)	(848)
Income available to stockholders	$51,416	$39,441	$11,975

Net Income (Numerator)		$39,441	$11,975
Weighted Average Shares Outstanding (Denominator)		9,889	3,994
Basic EPS		$3.99	$3.00

Effect of dilution - Net Income (2)		$11,975	$—
Net income assuming dilution (Numerator)		$51,416	$11,975

Effect of dilution - Shares (2)		3,994	$—
Shares assuming dilution (Denominator)		13,883	$3,994
Diluted EPS		$3.70	$3.00
(2) The impact of 275,327 shares of unvested Common Stock and 139,484 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2025.

	For the year ended July 31, 2024
	(in thousands, except for per share data)
	Total	Common	Class B
Net income	$39,426	$29,981	$9,445
Distributed and undistributed earnings on restricted shares	(2,165)	(1,410)	(755)
Income available to stockholders	$37,261	$28,571	$8,690

Net Income (Numerator)		$28,571	$8,690
Weighted Average Shares Outstanding (Denominator)		9,771	3,952
Basic EPS		$2.92	$2.20

Effect of dilution - Net Income (3)		$8,690	$—
Net income assuming dilution (Numerator)		$37,261	$8,690

Effect of dilution - Shares (3)		3,952	$—
Shares assuming dilution (Denominator)		13,723	$3,952
Diluted EPS		$2.72	$2.20
(3) The impact of 317,722 shares of unvested Common Stock and 108,740 shares of unvested Class B Stock, restricted stock was anti-dilutive therefore not included in the calculation of diluted EPS for the year ended July 31, 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative disclosures regarding income taxes paid. These amendments were adopted as of July 31, 2026 and have been applied retrospectively. Refer to Note 6 - Income Taxes of this Form 10-K for the enhanced disclosures updated as a result of the adoption of ASU 2023-09.
Recently Issued Accounting Standards Not Yet Adopted
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

The purchase was financed through cash on hand, a $10 million advance under the Credit Agreement, and the issuance of $10 million in aggregate principal amount of 6.47% Series D Senior Notes due April 30, 2033, pursuant to the shelf facility provisions of the Note Agreement. Debt issuance costs of $0.1 million were deferred and are being amortized over the life of the note. During fiscal year 2025, the $10 million advance under the Credit Agreement was repaid in full. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the debt used in funding the acquisition.

During fiscal year 2025, the Company completed the assessment to assign fair values to all tangible and intangible assets acquired and liabilities assumed. As a result, goodwill increased $0.6 million due to measurement period adjustments to inventory, accounts receivable, deferred tax and other assets and to account for the final purchase price adjustments. The following table summarizes the final consideration paid and fair value of the assets acquired, and liabilities assumed at the acquisition date.

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

(unaudited- in thousands)	Pro forma year ended July 31, 2024
Net Sales	$455,139
Pre-Tax Net Income	$52,999

These pro forma amounts above have been calculated after applying Oil-Dri’s accounting policies and adjusting the results of Ultra Pet, including the following adjustments:

(unaudited- in thousands)	Pro forma year ended July 31, 2024
Acquisition related expenses (a)	$1,172
Interest expense (b)	$(1,158)
Customer list amortization (c)	$(850)
Inventory step up adjustment (d)	$449

(a) Adjustment for acquisition related expenses reflects the reversal of legal and other professional fees and integration costs incurred in fiscal year 2024. These expenses are included in general and administrative expense on the Consolidated Statement of Operations.
(b) Interest expense adjustments reflect higher interest expense associated with financing the Ultra Pet acquisition assuming financing occurred August 1, 2022.
(c) Customer list amortization adjustment reflects additional amortization assuming amortization began on August 1, 2022.
(d) Inventory step up adjustment reflects the reversal of the amortization recognized in fiscal year 2024 as a result of the full step up adjustment recognized in fiscal year 2023.

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

Net sales for our principal products by segment are as follows (in thousands):

	Business to Business Products Group			Retail and Wholesale Products Group
	Year Ended July 31,
Product	2026	2025	2024	2026	2025	2024
Cat Litter	$—	$—	$—	$265,318	$255,926	$241,884
Industrial and Sports	—	—	—	48,328	47,050	45,232
Agricultural and Horticultural	49,232	44,338	33,558	—	—	—
Bleaching Clay and Fluids Purification	104,753	110,105	92,464	—	—	—
Animal Health and Nutrition	26,213	28,153	24,449	—	—	—
Net Sales	$180,198	$182,596	$150,471	$313,646	$302,976	$287,116

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

	Year Ended July 31, 2026
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$180,198	$313,646	$493,844
Cost of Goods Sold	(108,603)	(247,731)	(356,334)
Gross Profit	71,595	65,915	137,510
Compensation and Benefits	(9,644)	(8,516)	(18,160)
Advertising	(1,078)	(5,969)	(7,047)
Other Operating Expenses	(5,525)	(7,700)	(13,225)
Operating Income	55,348	43,730	99,078
Corporate Expenses			(31,096)
Income from Operations			67,982
Total Other Income, Net			1,501
Income Before Income Taxes			$69,483
Income Tax Expense			$(12,514)
Net Income			$56,969

	Year Ended July 31, 2025
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$182,596	$302,976	$485,572
Cost of Goods Sold	(106,691)	(235,798)	(342,489)
Gross Profit	75,905	67,178	143,083
Compensation and Benefits	(8,748)	(8,366)	(17,114)
Advertising	(1,115)	(6,439)	(7,554)
Other Operating Expenses	(6,246)	(8,236)	(14,482)
Operating Income	59,796	44,137	103,933
Corporate Expenses			(35,713)
Income from Operations			68,220
Total Other Expense, Net			(2,009)
Income Before Income Taxes			$66,211
Income Tax Expense			$(12,215)
Net Income			$53,996

	Year Ended July 31, 2024
(in thousands)	Business to Business Products Group	Retail and Wholesale Products Group	Total

Net Sales	$150,471	$287,116	$437,587
Cost of Goods Sold	(89,789)	(222,704)	(312,493)
Gross Profit	60,682	64,412	125,094
Compensation and Benefits	(9,109)	(6,645)	(15,754)
Advertising	(891)	(8,148)	(9,039)
Other Operating Expenses	(5,093)	(5,815)	(10,908)
Operating Income	45,589	43,804	89,393
Corporate Expenses			(37,748)
Income from Operations			51,645
Total Other Expense, Net			(1,994)
Income Before Income Taxes			49,651
Income Tax Expense			(10,225)
Net Income			$39,426

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

	As of July 31,
	Assets
	2026	2025
	(in thousands)
Business to Business Products	$104,325	$104,857
Retail and Wholesale Products	217,787	200,644
Unallocated assets	106,674	86,723
Total Assets	$428,786	$392,224

The following is a summary by fiscal year of financial information by geographic region (in thousands):

	2026	2025	2024
Sales to unaffiliated customers by:
Domestic operations	$474,077	$465,451	$416,603
Foreign subsidiaries	$19,767	$20,121	$20,984
Sales or transfers between geographic areas:
Domestic operations	$6,204	$6,534	$6,102
Foreign subsidiaries	$—	$—	$—

As of July 31, 2026, long-lived assets were $172.2 million and $1.1 million for domestic and foreign operations respectively. As of July 31, 2025, long-lived assets were $162.8 million and $1.2 million for domestic and foreign operations respectively.

Sales to our largest customer are $90.8 million, $90.6 million, and $86.5 million in fiscal years 2026, 2025, and 2024, respectively. These sales are included in our Retail and Wholesale Products Group. There are no other customers with sales equal to or greater than 10% of our total sales.

NOTE 4 – DEBT

The composition of long-term debt is as follows as of July 31 (in thousands):

	2026	2025
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on May 15: $1,000 in each fiscal year 2021 through 2030. Interest is payable semi-annually at an annual rate of 3.95% [Series B]	$4,000	$5,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on Dec 15: $5,000 in each fiscal year 2028 through 2032. Interest is payable semi-annually at an annual rate of 3.25% [Series C]	25,000	25,000
Amended and Restated Note Purchase and Private Shelf Agreement. Annual principal installments on April 30: $5,000 in each fiscal year 2032 through 2033. Interest is payable semi-annually at an annual rate of 6.47% [Series D]	10,000	10,000
Less current maturities of notes payable	(1,000)	(1,000)
Less unamortized debt issuance costs	(143)	(183)
Long-term debt	$37,857	$38,817

We are party to the Note Agreement with Prudential and certain existing noteholders and purchasers affiliated with Prudential named therein. Pursuant to the Note Agreement, (i) on May 15, 2020, we issued $10 million in aggregate principal amount of our 3.95% Series B Senior Notes due May 15, 2030 (the "Series B Senior Notes"), of which $4 million aggregate principal amount remained outstanding as of July 31, 2026, (ii) on December 16, 2021, we issued an additional $25 million in aggregate principal amount of our 3.25% Series C Senior Notes due December 16, 2031 (the "Series C Senior Notes"), all of which remained outstanding as of July 31, 2026, and (iii) on April 30, 2024 we issued $10 million in aggregate principal amount of our 6.47% Series D Senior Notes due April 30, 2033 (the "Series D Senior Notes"), all of which remained outstanding as of July 31, 2026. The Note Agreement also provides us with the ability to request, from time to time until September 21, 2026, that Prudential affiliate(s) purchase, at Prudential’s discretion and on an uncommitted basis, additional senior unsecured notes of Oil-Dri (the “Shelf Notes,” and collectively with the Series B Senior Notes, Series C Senior Notes, and Series D Senior Notes, the “Notes”) in an aggregate principal amount of up to $75 million minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase. Interest payable on any Shelf Note agreed to be purchased under the Note Agreement will be at a rate determined by Prudential and will mature no more than fifteen years after the date of original issue of such Shelf Note.

On October 7, 2026, subsequent to the end of fiscal year 2026, the Company entered into Amendment No. 5 to the Note Agreement (the “Fifth Amendment”). The Fifth Amendment amends the Note Agreement to, among other things: (i) extend the time frame for issuing and selling Shelf Notes to October 7, 2029; (ii) increase the aggregate principal amount of Shelf Notes that may be purchased by Prudential affiliate(s), at Prudential’s discretion and upon our request, on the terms set forth in the Note Agreement from $75 million to $150 million, minus the aggregate principal amount of Notes then outstanding and Shelf Notes that have been accepted for purchase; and (iii) add certain restrictive covenants included in the Credit Agreement.

The following is a schedule by fiscal year of future principal maturities of notes payable as of July 31, 2026 (in thousands):

2027	$1,000
2028	6,000
2029	6,000
2030	6,000
2031	5,000
Thereafter	15,000

We are party to the Credit Agreement with BMO Harris, which, as of the end of fiscal 2026, provided for a $75 million unsecured revolving credit facility, including a maximum of $20 million for letters of credit.

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

On October 7, 2026, subsequent to the end of fiscal year 2026, the Company entered into the Ninth Amendment to Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amends the Credit Agreement to, among other things: (i) increase the amount the Company may borrow from BMO Harris from time to time pursuant to its revolving line of credit from up to $75 million to up to $100 million; (ii) amend the accordion provision to allow the Company to increase the revolving line of credit from up to an additional $50 million to up to the greater of (a) an additional $125 million and (b) 100% of Consolidated EBITDA (as defined in the Ninth Amendment), subject to the terms and conditions set forth in the Ninth Amendment; (iii) reduce pricing by expanding the debt to earnings ratio; (iv) extend the termination date to October 7, 2031; (v) increase or remove certain restrictive covenant thresholds, including but not limited to the removal of the $100 million cumulative permitted acquisitions threshold; and (vi) add a restricted payments covenant restricting the Company's ability to pay dividends, make distributions, and repurchase shares or make other equity redemptions except (a) when the Company is not in default under the Credit Agreement and (b) under certain other circumstances set forth in the Ninth Amendment.

As of July 31, 2026, and July 31, 2025, we were in compliance with the restrictive covenants under the Credit Agreement. During fiscal year 2026, there were no new borrowings. As of July 31, 2026, we do not have any outstanding borrowings under the Credit Agreement. We had $0.3 million of letters of credit outstanding under the Credit Agreement as of July 31, 2026, and $3.0 million as of July 31, 2025.

The Credit Agreement states that we may select a variable interest rate based on either the Bank of Montreal ("BMO") prime rate or an adjusted SOFR-based rate, plus a margin that varies depending on our debt to earnings ratio, or a fixed rate as agreed between us and BMO. As of July 31, 2026, the variable rates would have been 6.75% for the BMO prime-based rate or 5.01% for the adjusted SOFR-based rate.

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
Level 3: Unobservable inputs.

Cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. These cash instruments are primarily money market funds and are included in cash and cash equivalents on the Consolidated Balance Sheets. We had $58.6 million cash equivalents as of July 31, 2026, and had $35.3 million cash equivalents as of July 31, 2025.

Balances of accounts receivable, short-term investments and accounts payable approximated their fair values on July 31, 2026, and July 31, 2025, due to the short maturity and nature of those balances.

Debt is reported at outstanding face value, less unamortized debt issuance costs. The estimated fair value of debt, including current maturities, was approximately $39.1 million as of July 31, 2026, and $40.3 million as of July 31, 2025. The fair value was estimated using the exit price notion of fair value and is classified as Level 2. See Note 4 of the Notes to the Consolidated Financial Statements for further information about such debt.

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

NOTE 6 – INCOME TAXES

    We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities are are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that that position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended July 31,
	2026	2025	2024
Domestic	$69,411	$66,285	$48,995
Foreign	72	(74)	656
Income before income taxes	$69,483	$66,211	$49,651

The provision for income tax expense by fiscal year consists of the following (in thousands):

	2026	2025	2024
Current
Federal	$8,609	$8,790	$6,059
State	1,915	2,959	2,243
Foreign	(9)	226	226
Current Income Tax Total	10,515	11,975	8,528
Deferred
Federal	2,057	433	934
State	63	(233)	778
Foreign	(121)	40	(15)
Deferred Income Tax Total	1,999	240	1,697
Total Income Tax Expense	$12,514	$12,215	$10,225

Income taxes paid (net of refunds) consists of the following (in thousands):

	Year Ended July 31,
	2026	2025	2024
Federal	$8,483	$9,275	$6,481
State	1,661	2,877	3,516
Foreign	189	446	9
Total income taxes paid	$10,333	$12,598	$10,006

Income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in Mississippi; amounts paid were $0.1 million, $0.8 million, and $0.6 million in fiscal years 2026, 2025, and 2024 respectively. Additionally, income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in Georgia in 2024; amounts paid were $0.6 million.

    The Company has elected to retroactively adopt the guidance in ASU 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the year ended July 31, 2026 in accordance with ASU 2023-09:

	2026		2025		2024
	Amount	%	Amount	%	Amount	%
U.S. federal income tax	$14,591	21.0%	$13,904	21.0%	$10,427	21.0%
State income tax expense, net of federal tax expense (a)	1,562	2.2	2,153	3.3	2,387	4.8
Foreign tax effects	(216)	(0.3)	224	0.3	202	0.4
Effect of cross border tax laws
U.S tax impacts of foreign branch	12	—	249	0.4	658	1.3
Other	(397)	(0.6)	(695)	(1.1)	(560)	(1.1)
Tax credits	(217)	(0.3)	(932)	(1.4)	(247)	(0.5)
Nontaxable or nondeductible items
Nondeductible officer compensation	1,440	2.1	870	1.3	1,070	2.2
Depletion deductions allowed for mining	(2,792)	(4.0)	(2,981)	(4.5)	(2,705)	(5.4)
Stock based compensation	(1,737)	(2.5)	(693)	(1.0)	(1,022)	(2.1)
Other nontaxable or nondeductible item	217	0.3	132	0.2	320	0.6
Other adjustments	51	0.1	(16)	(0.1)	(305)	(0.6)
Effective income tax	$12,514	18.0%	$12,215	18.4%	$10,225	20.6%
(a) The following jurisdictions made up a majority (greater than 50 percent) of the tax effect in this category for each of the respective fiscal years: California, Illinois, Pennsylvania and Indiana in fiscal year 2026; Georgia, Mississippi, Illinois and California in fiscal year 2025; and Georgia, Mississippi, Illinois and California in fiscal year 2024.

    The Consolidated Balance Sheets included the following tax effects of cumulative temporary differences as of July 31 (in thousands):

	2026		2025
	Assets	Liabilities	Assets	Liabilities
Amortization	$—	$5,590	$—	$5,863
Depreciation	—	6,613	—	6,237
Lease liabilities	3,690	—	3,961	—
Lease right of use assets	—	3,264	—	3,670
Accrued expenses	3,576	—	4,494	—
Federal & State NOL carryforward	2,011	—	2,470	—
Stock-based compensation	2,239	—	2,214	—
Foreign NOL carryforward	2,007	—	2,197	—
Deferred compensation	1,972	—	1,931	—
Capitalized R&D	442	—	1,029	—
Reclamation	695	—	785	—
Other assets	516	—	555	—
Postretirement benefits	420	—	422	—
Inventories	172	—	185	—
Depletion	—	106	—	121
Allowance for credit losses	64	—	213	—
Other liabilities	—	383	—	428
Valuation allowance	(2,408)	—	(2,846)	—
Total deferred taxes	$15,396	$15,956	$17,610	$16,319

     Deferred tax assets and liabilities related to leases decreased as leases expire.

We recorded a valuation allowance of $2.4 million and $2.8 million as of July 31, 2026 and July 31, 2025, respectively, for the amount of the deferred tax benefit related to our foreign net operating loss carryforwards and certain state net operating loss carryforwards since we believe it is unlikely we will realize the benefit of these tax attributes in the future. As of July 31, 2026, we have total net operating loss carryforwards from state jurisdictions of approximately $13.7 million. The carryforward expiration dates vary by state.

With the exception of our foreign subsidiary in Canada, none of our foreign subsidiaries have generated any untaxed foreign income, therefore we have not provided for any related income taxes for these subsidiaries.

We had no liabilities for unrecognized tax benefits based on tax positions related to the current and prior fiscal years as of July 31, 2026 and 2025; correspondingly, no related interest and penalties were recognized as income tax expense and there were no accruals for such items in either of these fiscal years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We were audited by the Internal Revenue Service ("IRS") for fiscal year 2020 with no adjustments upon closure of the audit. The federal tax returns for fiscal years 2023-2025 remain open for examination and during fiscal year 2026 the IRS commenced an examination of the Company's U.S income tax returns for fiscal year 2024. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The state impact of any federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There are a limited number of open state, local and foreign income tax audits in which no material issues have been preliminarily identified. There are no material open or unsettled foreign income tax audits. We believe our accrual for tax liabilities is adequate for all open audit years.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

	Postretirement Health Benefits	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2024	$1,076	$(307)	$769
Other comprehensive income (loss) before reclassifications, net of tax	224	71	295
Amounts reclassified from accumulated other comprehensive income, net of tax	(95)	—	(95)
Net current-period other comprehensive income (loss), net of tax	129	71	200
Balance as of July 31, 2025	$1,205	$(236)	$969
Other comprehensive income (loss) before reclassifications, net of tax	75	(51)	24
Amounts reclassified from accumulated other comprehensive income, net of tax	(85)	—	(85)
Net current-period other comprehensive income (loss), net of tax	(10)	(51)	(61)
Balance as of July 31, 2026	$1,195	$(287)	$908

NOTE 8 – STOCK-BASED COMPENSATION

The 2006 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards. Our employees and outside directors are eligible to receive grants under the 2006 Plan. The total number of shares of stock subject to grants under the 2006 Plan may not exceed 3,439,000. As of July 31, 2026, there were 1,082,496 shares of Common Stock or Class B Stock available for future grants under this plan.

RESTRICTED STOCK

All non-vested restricted stock as of July 31, 2026, was issued under the 2006 Plan with vesting periods generally from one to five years. The fair value of restricted stock was determined by the closing market price of our Common Stock on the date of grant multiplied by the number of shares granted. Fair value of shares vested in fiscal years 2026, 2025, and 2024 is $12.3 million, $6.6 million, and $9.8 million, respectively as of their vesting dates.

     A summary of restricted stock transactions under the plans is shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Unamortized Expense (in thousands)
Non-vested restricted stock outstanding at July 31, 2023	696	$16.48	2.3	$5,129
Granted	429	$31.53
Vested	(307)	$15.68
Forfeited	(23)	$19.54
Non-vested restricted stock outstanding at July 31, 2024	795	$24.82	3.4	$13,360
Granted	143	$38.29
Vested	(183)	$20.17
Forfeited	(27)	$27.76
Non-vested restricted stock outstanding at July 31, 2025	728	$28.52	3.0	$12,713
Granted	74	$58.26
Vested	(209)	$21.40
Forfeited	(12)	$33.97
Non-vested restricted stock outstanding at July 31, 2026	581	$34.74	2.7	$11,316

    Stock-based compensation for restricted stock of $4.0 million, $4.1 million, and $3.7 million, net of related tax effect, was recognized in fiscal years 2026, 2025, and 2024, respectively. The total restricted stock compensation related tax benefit was $1.3 million, $1.3 million, and $1.2 million in fiscal years 2026, 2025, and 2024, respectively.

NOTE 9 – DEFERRED COMPENSATION

Oil-Dri's deferred compensation plans permit directors and certain management employees to defer portions of their compensation and to earn interest on the deferred amounts. Participants deferred $0.5 million, $0.6 million, and $0.3 million into these plans in fiscal years 2026, 2025, and 2024, respectively. We recorded interest expense of $0.3 million, $0.3 million, and $0.2 million related to these plans in fiscal years 2026, 2025, and 2024, respectively. Payments to participants were $0.3 million, $0.2 million, and $0.4 million in fiscal years 2026, 2025, and 2024, respectively, and the total liability recorded for deferred compensation was $6.1 million, $5.6 million, and $5.0 million as of July 31, 2026, 2025, and 2024, respectively.

The Oil-Dri Corporation of America Annual Incentive Plan provides certain executives with the opportunity to receive a deferred executive bonus award if certain financial goals are met. Deferred executive bonus awards of $1.0 million, $1.4 million, and $1.9 million were awarded for fiscal years 2026, 2025, and 2024, respectively as financial targets under the provisions of the plan were achieved. These awards will vest and accrue interest over a 3-year period.

Our deferred compensation plans are unfunded. We fund these benefits when payments are made, and the timing and amount of the payments are determined according to the plans' provisions and, for certain plans, according to individual employee agreements.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are as follows (in thousands):

	July 31, 2026	July 31, 2025
Salaries, wages, commissions and employee benefits	$17,610	$20,532
Payables	13,867	13,036
Freight	4,753	2,700
Trade promotions and advertising	3,287	3,105
Taxes	2,238	2,249
Georgia landfill modification reserve	—	819
Other	2,503	2,423
	$44,258	$44,864

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

    In fiscal year 2023, we recorded a reserve of $2.5 million for anticipated modification costs that we expected to incur to address capacity issues at our sole landfill located in Ochlocknee, Georgia. Reserves are recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. The amount of the reserve represented management’s best estimate of the costs for the modification with respect to this matter, at the time. Work began on the modifications during fiscal year 2024. We increased the total estimated cost by $0.6 million and $0.7 million in fiscal years 2024 and 2025, respectively. In fiscal year 2026, we decreased the total estimated cost by $0.3 million resulting in a total $3.5 million expense related to this matter. The modification work was completed during fiscal year 2026.

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

    We have no material finance leases, and variable costs for operating leases are immaterial. Operating lease costs are included in Cost of Goods Sold or SG&A expenses based on the nature of the lease. The following table summarizes total lease costs for our operating leases (in thousands):

	For the Twelve Months Ended July 31,
	2026	2025	2024
Operating lease cost	$4,856	$5,320	$3,791
Short-term operating lease cost	$1,694	$1,466	$1,993

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Twelve Months Ended July 31,
	2026	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:	$4,227	$4,515	$3,112
Right-of-use assets obtained in exchange for new operating lease liabilities	3,007	1	11,471

Operating lease ROU assets and operating lease liabilities are separately presented on the Consolidated Balance Sheets. Other supplemental balance sheet information related to leases was as follows:

	For the Twelve Months Ended July 31,
	2026	2025	2024
Weighted-average remaining lease term - operating leases	8.4 years	4.8 years	5.4 years
Weighted-average discount rate - operating leases	5.93%	5.12%	5.10%

During fiscal year 2026, we renegotiated our corporate office lease to extend the term by 10 years, resulting in a $0.4 million increase to the right-of-use asset and a $1.1 million increase to the right-of-use liability. The difference is due to lease incentives provided as part of the lease modification.

The following table summarizes scheduled minimum future lease payments due within twelve months for operating leases with terms longer than one year for which cash flows are fixed and determinable as of July 31, 2026 (in thousands):

2027	$4,398
2028	3,507
2029	2,641
2030	1,371
2031	638
Thereafter	6,510
Total	19,065
Less: imputed interest	(4,350)
Net lease obligation	$14,715

NOTE 13 – RELATED PARTIES

    One member of our Board is currently the President and Chief Executive Officer of a vendor of ours. Total payments to this vendor for fees and cost reimbursements were $0.9 million, $1.6 million, and $2.0 million for fiscal years 2026, 2025, and 2024, respectively. There were no outstanding fees due to that vendor as of July 31, 2026 and July 31, 2025.

One member of our Board retired from the role of President and Chief Executive Officer of a customer of ours on September 28, 2019, and was party to a post-employment consulting agreement with the customer until September 30, 2025. Total sales to that customer, including sales to subsidiaries of that customer, were $0.3 million, $0.4 million, and $0.2 million for fiscal years 2026, 2025 and 2024, respectively. There were no outstanding amounts due from that customer as of July 31, 2026, or 2025.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, our management concluded that our internal control over financial reporting was effective as of July 31, 2026.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    The effectiveness of our internal control over financial reporting as of July 31, 2026 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oil-Dri Corporation of America

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Oil-Dri Corporation of America (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

Emphasis of matter

As discussed in Note 1 to the consolidated financial statements, the Company has adopted new accounting guidance in 2026 related to the accounting for the adoption of Accounting Standards Update (“ASU”) ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments in ASU 2023-09 were applied retrospectively for all periods presented in the financial statements.

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

October 8, 2026

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

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal year ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

    Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B – OTHER INFORMATION

During the quarter ended July 31, 2026, none of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except as set forth below) will be included in Oil-Dri’s Proxy Statement for its 2026 annual meeting of stockholders under the captions “PROPOSALS - 1. Election of Directors,” “Executive Officers,” “CORPORATE GOVERNANCE MATTERS - Director Nominations,” “Board of Directors Committee Membership and Meetings,” (including the “Audit Committee” section thereunder) and “Corporate Governance Matters” and is incorporated herein by this reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2026 annual meeting of stockholders under the captions “Executive Compensation,” “CORPORATE GOVERNANCE MATTERS – Director Compensation,” and “Board of Directors Committee Membership and Meetings,” (including the “Compensation Committee” thereunder) and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Except as set forth herein, the information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2026 annual meeting of stockholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is incorporated herein by reference.

Equity Compensation Plan Information. The following table presents information about compensation plans under which our equity securities are authorized for issuance. There are no outstanding stock options as of July 31, 2026. See Note 8 of the Notes to the Consolidated Financial Statements for further information about these stock-based compensation plans.

Equity Compensation Plan Information as of July 31, 2026
Plan Category	Number of securities to be issued upon exercise of outstanding options (in thousands) (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders	—	$—	1,082

    The number of securities remaining in column (c) above includes, in accordance with the terms of the plan, shares that were: 1) not vested or exercised in full due to expiration or termination, or 2) tendered or withheld for payment of the exercise price or to satisfy tax withholding amounts.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2026 annual meeting of stockholders under the captions “CORPORATE GOVERNANCE MATTERS – Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item will be included in Oil-Dri’s Proxy Statement for its 2026 annual meeting of stockholders under the caption “Other Matters Relating to the Independent Auditor - Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements are contained herein.

Consolidated Balance Sheets as of July 31, 2026 and July 31, 2025.

Consolidated Statements of Operations for the fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024.

Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024.

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following financial statement schedule is contained herein:

Schedule to Financial Statements, as follows:

Schedule II - Valuation and Qualifying Accounts, years ended July 31, 2026 and July 31, 2025.

All other schedules are omitted because they are inapplicable, not required under the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	The following documents are exhibits to this Report:

Exhibit No.	Description	SEC Document Reference
2.1**	Stock Purchase Agreement, dated April 16, 2024, by and among the Oil-Dri Corporation of America, Ultra Pet, LLC, Ultra Pet Company, Inc., and certain equity holders of Ultra Pet, LLC set forth on the signature page thereto.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

3.1	Certificate of Incorporation of Oil-Dri, as amended on December 11, 2024 .	Incorporated by reference to Exhibit 3.1 to Oil-Dri’s Quarterly Report on Form 10-Q filed on March 11, 2025.

3.2	By-Laws of Oil-Dri Corporation of America, as Amended and Restated on December 12, 2017.	Incorporated by reference to Exhibit 3 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q filed on March 9, 2018.

4.1	Description of Capital Stock	Filed herewith

Exhibit No.	Description	SEC Document Reference
10.1	Credit Agreement, dated January 27, 2006 among Oil-Dri Corporation of America, certain subsidiaries of Oil-Dri Corporation of America and Harris N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on February 1, 2006.

10.2	First Amendment, dated as of December 19, 2008 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.3	Second Amendment, dated as of December 21, 2011 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on December 28, 2011.

10.4	Third Amendment, dated as of June 21, 2012 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.12 to Oil-Dri’s (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.5	Fourth Amendment, dated as of December 4, 2014 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

10.6	Fifth Amendment, dated as of January 31, 2019 to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.7	Annex A to the Fifth Amendment to Credit Agreement dated as of January 27, 2006.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on January 31, 2019.

10.8	Oil-Dri BMO - Modification to BMO Harris Bank N.A. Credit Agreement.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.9	Sixth Amendment to Credit Agreement dated as of August 30, 2022, between Oil-Dri Corporation of America and BMO Harris Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.10	Seventh Amendment to Credit Agreement, dated April 16, 2024, by and between Oil-Dri Corporation of America and BMO Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on April 16, 2024.

10.11	Eighth Amendment to Credit Agreement, dated September 30, 2024, by and between Oil-Dri Corporation of America and BMO Bank N.A.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on October 1, 2024.

10.12	Ninth Amendment to Credit Agreement, dated October 7, 2026, by and between Oil-Dri Corporation of America and BMO Bank N.A.	Incorporated by reference to Exhibit 2.1 to Oil-Dri's Current Report on Form 8-K (File No. 001-12622) filed on October 8, 2026.

Exhibit No.	Description	SEC Document Reference
10.13	$18,500,000 Note Agreement dated as of November 12, 2010 among Oil-Dri Corporation of America, The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, Physicians Mutual Insurance Company and BCBSM, Inc. dba Blue Cross and Blue Shield of Minnesota.	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Current Report on Form 8-K filed on November 16, 2010.

10.14	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 15, 2020, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on May 21, 2020.

10.15	Amendment No. 1 dated December 16, 2021 to the Amended and Restated Note Purchase and Private Shelf Agreement among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders and purchasers named therein.	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on December 17, 2021.

10.16	Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement.	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

10.17	Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated August 30, 2022, among Oil-Dri Corporation of America, PGIM, Inc. and existing noteholders named therein.	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 6, 2022.

10.18	Amendment No. 4 to Amended and Restated Note Purchase and Private Shelf Agreement, dated September 21, 2023 among Oil-Dri Corporation of America, PGIM, Inc. and existing note holders	Incorporated by reference to Exhibit 10.1 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on September 22, 2023.

10.19	Amendment No. 5 to Amended and Restated Note Purchase and Private Shelf Agreement, dated October 7, 2026 among Oil-Dri Corporation of America, PGIM, Inc. and existing note holders	Incorporated by reference to Exhibit 10.2 to Oil-Dri's (file No. 001-12622) Current Report on Form 8-K filed on October 8, 2026.

10.20	Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit (10)(j)(1) to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

10.21	First Amendment, effective as of January 1, 2007, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.1 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.22	Second Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America Deferred Compensation Plan, as amended and restated effective April 1, 2003.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.23	Oil-Dri Corporation of America Annual Incentive Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

Exhibit No.	Description	SEC Document Reference
10.24	Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008)*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.25	First Amendment, effective July 1, 2020, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.24 to Oil-Dri's (File No. 001-12622) Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

10.26	Second Amendment, effective April 3, 2026, to the Oil-Dri Corporation of America 2005 Deferred Compensation Plan (as amended and restated effective January 1, 2008).*	Incorporated by reference to Exhibit 10.1 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026.

10.27	Amended and Restated Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2023.

10.28	Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on November 3, 2006.

10.29	First Amendment, effective as of January 1, 2008, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as amended and restated effective July 28, 2006)*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (File No. 001-12622) Quarterly Report on Form 10-Q for the quarter ended January 31, 2008.

10.3	Second Amendment, effective as of October 15, 2015, to Oil-Dri Corporation of America 2006 Long Term Incentive Plan (as previously amended and restated effective July 28, 2006)*	Incorporated by reference to Appendix A to Oil-Dri’s (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 28, 2015.

10.31	Third Amendment to Oil-Dri Corporation of America 2006 Long Term Incentive Plan*	Incorporated by reference to Appendix A of Oil-Dri's (File No. 001-12622) Definitive Proxy Statement on Schedule 14A filed on October 30, 2019

10.32	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.33	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.34	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Stock Option Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

10.35	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Stock Option Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri’s (file No. 001-12622) Current Report on Form 8-K filed on December 11, 2006.

Exhibit No.	Description	SEC Document Reference
10.36	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Class A Common Stock.*	Incorporated by reference to Exhibit 10.2 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026.

10.37	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.3 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026.

10.38	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Employee Restricted Stock Agreement for Class B Stock.*	Incorporated by reference to Exhibit 10.4 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026.

10.39	Form of Oil-Dri Corporation of America 2006 Long Term Incentive Plan Director Restricted Stock Agreement for Common Stock.*	Incorporated by reference to Exhibit 10.5 to Oil-Dri Corporation of America’s Current Report on Form 8-K filed on April 3, 2026.

14.1	Amended and Restated Code of Ethics	Available at Oil-Dri’s website at www.oildri.com or in print upon request to Investor Relations, Oil-Dri Corporation of America, 410 North Michigan Avenue, Suite 400, Chicago, IL 60611-4213, telephone (312) 321-1515 or e-mail to info@oildri.com.

19.1	Insider Trading Policy	Filed herewith.

21.1	Subsidiaries of Oil-Dri Corporation of America	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certifications pursuant to Rule 13a – 14(a).	Filed herewith.

32.1	Certifications pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

95	Mine Safety Disclosure	Filed herewith.

97	Oil-Dri Corporation of America Compensation Recovery Policy	Filed herewith.

101.INS	XBRL Taxonomy Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

Exhibit No.	Description	SEC Document Reference
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
*	Management contract or compensatory plan or arrangement.
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

Dated: October 8, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oil-Dri and in the capacities and on the dates indicated:

/s/ Daniel S. Jaffee	October 8, 2026
Daniel S. Jaffee
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Susan M. Kreh	October 8, 2026
Susan M. Kreh
Chief Financial Officer
(Principal Financial Officer)

/s/ Jonathan Blake	October 8, 2026
Jonathan Blake
Corporate Controller
(Principal Accounting Officer)

/s/ Ellen-Blair Chube	October 8, 2026
Ellen-Blair Chube
Director

/s/ Paul M. Hindsley	October 8, 2026
Paul M. Hindsley
Director

/s/ Michael A. Nemeroff	October 8, 2026
Michael A. Nemeroff
Director

/s/ George C. Roeth	October 8, 2026
George C. Roeth
Director

/s/ Amy L. Ryan	October 8, 2026
Amy L. Ryan
Director

/s/ Patricia J. Schmeda	October 8, 2026
Patricia J. Schmeda
Director

/s/ Allan H. Selig	October 8, 2026
Allan H. Selig
Director

/s/ Lawrence E. Washow	October 8, 2026
Lawrence E. Washow
Director

SCHEDULE II

OIL-DRI CORPORATION OF AMERICA AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended July 31,
	2026	2025
	(in thousands)
Allowance for credit losses and cash discounts:
Balance, beginning of year	$1,493	$934
(Decrease) Increase charged to expense	(262)	559
Write-offs	(329)	—
Balance, end of year	$902	$1,493

Valuation reserve for income taxes:
Balance, beginning of year	$2,846	$2,470
(Decrease) Increase	(438)	376
Balance, end of year	$2,408	$2,846

Inventory Reserve
Balance, beginning of year	$3,677	$3,772
Increase (Decrease)	$166	$(95)
Balance, end of year	$3,843	$3,677